Form 10-Q
period 2025-06-30
NEONC TECHNOLOGIES HOLDINGS, INC.
filed 2025-08-18
CIK 1979414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 801-42567

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

There were 19,159,118 shares of common stock outstanding as of August 18, 2025.

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

i

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NEONC TECHNOLOGIES HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$125,039	$64,893
Deferred offering costs – current	96,880	1,071,947
Debt issuance costs – current	671,804	671,804
Prepaid expenses and other	760,219	410,085
Total Current Assets	1,653,942	2,218,729
Non-Current Assets
Debt issuance costs – net of current portion	862,609	1,198,512
Deferred offering costs – net of current portion	26,642	-
Right of use asset – operating lease	397,817	-
Other assets	47,177	-
Total Assets	$2,988,187	$3,417,241

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable	$3,073,635	$2,917,801
Accounts payable - related parties	499,225	628,277
Accrued advisory fee – related party	5,882,710	-
Litigation settlement payable	4,697,500	4,641,250
Accrued compensation	255,099	734,874
Lease liability, current	68,633	-
Total Current Liabilities	14,476,802	8,922,202

Long Term Liabilities
Lease liability, net of current portion	326,879	-
Total Liabilities	14,803,681	8,922,202
Commitments and contingencies

Shareholders’ Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares were issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 19,026,776 and 18,090,526 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,903	1,809
Additional paid in capital	76,797,234	45,101,675
Accumulated deficit	(88,614,631)	(50,608,445)
Total Shareholders’ Deficit	(11,815,494)	(5,504,961)

Total Liabilities and Shareholders’ Deficit	$2,988,187	$3,417,241

See accompanying notes to the condensed consolidated financial statements.

NEONC TECHNOLOGIES HOLDINGS, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Revenue	$-	$20,000	$39,990	$63,000

Operating Expenses:
Research and development	677,332	394,484	1,675,554	1,009,001
Legal and professional	520,364	590,984	1,477,909	1,155,338
General and administrative	984,262	289,652	1,833,747	705,264
Share based compensation	3,526,076	-	20,923,850	-
License expense	-	25,000	-	25,000
Advisory fees	-	-	11,737,806	-
Total Operating Expenses	5,708,034	1,300,120	37,648,866	2,894,603
Loss From Operations	(5,708,034)	(1,280,120)	(37,608,876)	(2,831,603)

Other Income (Expense):
Interest income	28,725	-	80,424	-
Amortization of debt issuance and deferred offering costs	(192,249)	-	(360,200)	-
Other income, net	240,138	-	240,138	-
Interest expense - related parties	(48,750)	(1,171,963)	(357,672)	(2,559,456)
Loss on extinguishment of Bridge loan - related party	-	(2,069,923)	-	(2,069,923)
Net Loss	$(5,680,170)	$(4,522,006)	$(38,006,186)	$(7,460,982)

Loss per share:
Net loss per share - basic and diluted	$(0.30)	$(0.27)	$(2.04)	$(0.45)
Weighted average number of common shares outstanding during the period - basic and diluted	19,026,776	16,636,455	18,589,859	16,598,227

See accompanying notes to the condensed consolidated financial statements.

NEONC TECHNOLOGIES HOLDINGS, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit (Unaudited)

Three and Six Months Ended June 30, 2024

	Common Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2024	16,560,000	$1,656	$24,720,072	$(38,709,981)	$(13,988,253)
Net loss	-	-	-	(2,938,976)	(2,938,976)
Balance - March 31, 2024	16,560,000	$1,656	$24,720,072	$(41,648,957)	$(16,927,229)
Sale of common stock, net of offering costs	141,889	14	1,702,654	-	1,702,668
Common stock issued for bridge loan conversion	979,039	98	11,748,366	-	11,748,464
Common stock issued for settlement of vendor payable	114,758	12	1,377,078	-	1,377,090
Common stock issued for settlement of accrued compensation	34,375	3	412,497		412,500
Net loss	-	-	-	(4,522,006)	(4,522,006)
Balance - June 30, 2024	17,830,061	$1,783	$39,960,667	$(46,170,963)	$(6,208,513)

Three and Six Months Ended June 30, 2025

Balance - January 1, 2025	18,090,526	$1,809	$45,101,675	$(50,608,445)	$(5,504,961)
Sale of common stock, net of offering costs	727,750	73	10,252,425	-	10,252,498
Common stock issued for advisory services	46,000	5	557,055	-	557,060
Cashless exercise of warrants	162,500	16	(16)	-	-
Share based compensation, as restated	-	-	17,397,774	-	17,397,774
Net loss				(32,326,016)	(32,326,016)
Balance - March 31, 2025, as restated	19,026,776	$1,903	$73,308,913	$(82,934,461)	$(9,623,645)
Share based compensation	-	-	3,526,076	-	3,526,076
Other			(37,755)	-	(37,755)
Net loss	-	-	-	(5,680,170)	(5,680,170)
Balance - June 30, 2025	19,026,776	$1,903	$76,797,234	$(88,614,631)	$(11,815,494)

See accompanying notes to the condensed consolidated financial statements.

NEONC TECHNOLOGIES HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(38,006,186)	$(7,460,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in bridge loan - expenses paid by bridge loan provider on behalf of the Company	-	476,393
Accretion of original issue discount on bridge loans - related party	300,000	2,558,241
Write off deferred issuance costs	-	703,796
Share based compensation - restricted stock	20,923,850	-
Loss on extinguishment of bridge loan	-	2,069,923
Amortization of debt issuance costs and deferred offering costs	769,441	-
Amortization of right of use asset	18,153	111,793
Changes in operating assets and liabilities:
Prepaid expenses	(350,134)	(90,312)
Other assets	(47,177)	-
Accrued compensation	(479,775)	10,724
Lease liability	(20,458)	(103,304)
Accrued advisory fee	5,882,710	-
Accounts payable and accounts payable - related parties	45,350	1,551,272
Net cash used in operating activities	(10,964,226)	(172,456)

Cash flows from financing activities:
Proceeds from the sale of common stock	11,324,372	1,702,668
Proceeds from related party loan	300,000	892,028
Repayment of related party loan	(600,000)	(791,077)
Deferred offering costs	-	(130,491)
Net cash provided by financing activities	11,024,372	1,673,128

Net increase in cash and cash equivalents	60,146	1,500,672
Cash and cash equivalents - beginning of period	64,893	31,862
Cash and cash equivalents - end of period	$125,039	$1,532,534

Supplemental disclosure of non-cash financing activities:
Original issue discount on bridge loan - related party	$300,000	$1,368,421
Right of use asset, at lease commencement	$415,970	$536,605
Reclassified of deferred offering costs to APIC at the completion of the offering	$1,391,580	$-
Increase in bridge loan payable – prepaid and deferred offering costs paid directly by bridge loan provider on behalf of the Company	$-	$31,346
Conversion of bridge loan to common stock	$-	$11,748,464
Conversion of accrued compensation	$-	$412,500
Conversion of account payable to common stock	$-	$1,377,090

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

Liquidity

The accompanying financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2025, the Company had cash totaling $125,039. For the three and six months ended June 30, 2025, the Company incurred a net loss of $5,680,170 and $38,006,186, respectively, and has an accumulated deficit of $88,614,631 at June 30, 2025. The Company has financed its working capital requirements to date primarily through the sale of common stock, shareholder loans and related party bridge loans.

The Company does not have sufficient available capital to fund operations for a period of twelve months from the issuance date of these financial statements. Although the Company has established agreements with several funding potential sources (see Notes 6, 7 and 10), the Company does not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 – Restatement of Previously Issued Financial Statements

The Company has restated the previously issued unaudited consolidated financial statements as of and for the quarter ended March 31, 2025 (the “Restatement”). The Restatement corrects an error for an overstatement of amortization of stock based compensation during the three months ended March 31, 2025. As previously reported in the Company’s Current Report on Form 8-K filed on August 18, 2025, the management of the Company, after discussions with and among the Audit Committee of the Board of Directors concluded that the Company’s unaudited consolidated financial statements as of and for quarter ended March 31, 2025 should no longer be relied upon and should be restated.

The following table presents the impact of the Restatement on the Condensed Consolidated Balance Sheet (Unaudited), Condensed Consolidated Statement of Operations (Unaudited), Condensed Consolidated Statement of Cashflows (Unaudited), and the notes to the financial statement as of and for the three months ended March 31, 2025:

	As of or For the Three Months Ended March 31, 2025
	Previously Report	Restatement Adjustments	Restated
Condensed Balance Sheet
Additional Paid In Capital	78,984,884	5,675,971	73,308,913
Accumulated Deficit(b)	(88,610,432)	(5,675,971)	(82,934,461)

Condensed Statement of Operations
Share based Compensation(b)(c)	23,073,745	5,675,971	17,397,774
Total Operating Expense	37,616,803	5,675,971	31,940,832

Loss from operations	(37,576,813)	(5,675,971)	(31,900,842)

Net loss(a)(b)	(38,001,987)	(5,675,971)	(32,326,016)

Net loss per share	(2.10)	(0.32)	(1.78)

Condensed Statement of Cashflows
Net Loss	(38,001,987)	(5,675,971)	(32,326,016)
Share based compensation adjustment	23,073,745	5,675,971	17,397,774

Notes to the Condensed Consolidated Financial Statement
Note 8 - Stock-Based Compensation
Fair value of RSUs at respective grant date	37,336,500	(5,839,992)	31,496,508
Unamortized portion	14,262,755	(164,021)	14,098,734
Remaining term	1.8	(1.0)	0.8
Catch up amortization as of the listing date	22,756,463	(5,608,537)	17,147,463

(a)	Also restated as presented in Note 1 to the condensed consolidated financial statements for the three months ended March 31, 2025
(b)	Also restated as presented in Note 7 to the condensed consolidated financial statements for the three months ended March 31, 2025
(c)	Also restated as presented in Note 8 to the condensed consolidated financial statements for the three months ended March 31, 2025

Note 3 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, the condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of interim periods and may not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”). The information as of June 30, 2025, and for the three and six months ended June 30, 2025, is unaudited, whereas the consolidated balance sheet as of December 31, 2024, is derived from the Company’s audited condensed consolidated financial statements as of that date. These condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the audited financial statements for the year ended December 31, 2024, included on Form S-1, filed with the SEC on February 26, 2025.

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

Cash and cash equivalents

The Company, from time to time during the period covered by these financial statements, may have had bank account balances in excess of federally insured limits. The Company has not experienced losses in such accounts. For the statements of cash flows, the Company considers all short-term investments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2025 and December 31, 2024, the Company has money market funds in the amount of approximately $80,000 and $25,000, respectively.

Deferred offering costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the condensed consolidated balance sheet dated December 31, 2024 that are related to the planned public offering of its securities (See Note 3). These costs have been capitalized and were recognized in equity upon the completion of the securities offering. At June 30, 2025, deferred offering costs consist of the fair value of shares issued in conjunction with the issuance of an equity purchase agreement. These costs have been capitalized and are being amortized over the term of the availability of the equity purchase agreement (Note 6). If planned offerings are terminated, the related capitalized deferred offering costs are written off.

Debt issuance costs

Debt issuance costs represent costs directly attributable to warrants issued for a line of credit commitment. Such costs represent the fair value of warrants issued to the debt facility provider and are amortized to the statement of operations on a straight-line basis which approximates the effective interest rate method, over the term of the debt instrument. The debt issuance costs, net of accumulated amortization, are classified as a long-term asset until the Company begins to draw funds from the debt facility, in accordance with ASC 815: “Derivatives and Hedging”. At such time, the pro-rata portion of amounts borrowed as compared to the total debt facility will be reclassified as a contra-debt account.

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

The Company’s money market funds are valued at quoted prices in active markets and are classified as Level 1 within the fair value hierarchy. The carrying value of the Company’s accounts payable approximates its fair value because of the short-term nature of these financial instruments. The note payable - related party is reported at fair value as the Company elected the fair value option for such a note (see Note 4).

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

Revenue

The Company recognized point-in-time revenue of $0 and $39,990 for the three and six months ended June 30, 2025, and $20,000 and $63,000 for the three and six months ended June 30, 2024, respectively, for the sale/license of technology where the Company has no further performance obligations.

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

The Company recognizes the stock-based compensation expense for the restricted stock units (“RSU”) based upon the fair value of the common stock at the date of the grant. The expense is recognized over the service period provided in the RSU awards, however expense will not be recognized until the listing date (“Listing Date”), as prior to such date it was not probable that condition to commence vesting would be met.

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

For the six months ended June 30, 2025 there are potentially dilutive securities outstanding of 3,010,000 potentially dilutive restricted stock units which are not included in the diluted net loss per share calculation since their effect is anti-dilutive. For the six months ended June 30, 2024, respectively, there were no potentially dilutive warrants outstanding and no potentially dilutive restricted stock units.

Income taxes

The Company recognizes federal, state, and foreign current tax liabilities or assets based on its estimate of taxes payable to or refundable by tax authorities in the current fiscal year. For the periods ended June 30, 2025 and 2024, there is no current tax provision due to losses generated. The Company also recognizes federal and state deferred tax liabilities or assets based on the Company’s estimate of future tax effects attributable to temporary differences and carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled.

Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. The Company evaluates deferred income taxes quarterly to determine if valuation allowances are required by considering available evidence. If the Company is unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to increase its valuation allowance against its deferred tax assets which could result in an increase in the Company’s effective tax rate and an adverse impact on operating results. The Company will continue to evaluate the necessity of the valuation allowance based on the remaining deferred tax assets. The difference between the statutory and effective rates for the three and six months ended June 30, 2025 and 2024 is a result of the Company applying a full valuation allowance against any deferred tax assets as a result of net operating losses due to uncertainties surrounding the usability of such net operating losses. The ability to utilize such net operating loss carry forwards may be limited due to possible changes in ownership as defined under Internal Revenue Code section 382.

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

Note 4 – Related party transactions

AFH Holdings and Advisory, LLC advisory agreement

On December 19, 2022, the Company entered into an advisory agreement with AFH Holdings and Advisory, LLC, an affiliate to assist the Company in connection with its intent to affect a public listing. AFH was retained to assist the Company with investor presentations and decks, coordinate the retention of an investment banker for an initial public offering, identify legal and accounting professionals to assist in connection with such public offering, identify investor relations/public relations firms, advise on private capital markets activities prior to the initial public offering and coordinate the closing process for the offering.

On July 12, 2024, the Company amended the AFH advisory agreement section to allow for an upfront payment on the Listing Date of $2,500,000 and the remaining amount of the fee to be paid in equal monthly instalments for one year. AFH was paid a fee of $500,000 for the amendment.

On March 26, 2025, and as a result of the listing of the Company on Nasdaq, the Company incurred $11,328,565 for the fee earned in accordance with the AFH advisory agreement which was recorded as advisory fee expense in the condensed consolidated statement of operations. In accordance with the amendment, the Company paid $2,500,000 of such fee on March 26, 2025. The remaining balance of $8,828,565 is payable in 12 equal monthly installments commencing in April 2025. As of June 30, 2025, the remaining outstanding accrued advisory fee totaled $5,882,710 recorded on the condensed consolidated balance within accrued advisory fee – related party.

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

The Company also utilizes laboratory and patent maintenance services from USC. The Company incurred $82,225 and $184,449 and $191,239 and $283,473 related to such services for the three and six months ended June 30, 2025 and 2024, respectively, of which $82,225, $164,449 and $191,239 and $263,473 are recorded within research and development expenses and $0, $20,000 and $0 and 20,000 are recorded within general administrative expenses on the condensed consolidated statements of operations. At June 30, 2025 and December 31, 2024, the Company has outstanding payables to USC for such services of $499,225 and $272,328 respectively, which is included in accounts payable - related parties in the accompanying consolidated balance sheets.

Accrued compensation

The amount accrued for the management team, including related payroll taxes, was $255,105 and $734,874 as June 30, 2025 and December 31, 2024, respectively.

Note 5 – Related Party Loans Payable

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

Through March 31, 2024, the Company had received under the Bridge Loan an aggregate of $7,116,335. The OID was recognized ratably over the term of each draw-down under the Bridge Loan through the Maturity Date unless settled earlier, at which point the accretion is accelerated. Accretion of the OID for the three months ended March 31, 2024, amounted to $1,387,493, which is included in interest expense in the accompanying consolidated statement of operations. Summary of the bridge loan activity for the three and six months ended June 30, 2024 is as follows:

For the Three Months Ended June 30, 2024
Bridge loan – carrying value

Balance – March 31, 2024	$11,378,683
Borrowings	221,075
OID	221,075
Repayments	(72,369)
Balance – June 30, 2024	11,748,464
Conversion to common stock	(11,748,464)
Principal outstanding at June 30, 2024	$-

For the Six Months Ended June 30, 2024
Bridge loan – carrying value

Balance – January 1, 2024	$9,802,697
Borrowings	1,368,422
OID	1,368,422
Repayments	(791,077)
Balance – June 30, 2024	11,748,464
Conversion to common stock	(11,748,464)
Principal outstanding at June 30, 2024	$-

On June 14, 2024, the Company reached an agreement with HCWG LLC to convert the outstanding principal and interest on the Bridge Loan into 979,039 shares of common stock. As a result of this conversion, the Bridge Loan was terminated and is no longer available to the Company for borrowing. The Company has a receivable due from HCWG LLC totaling $148,705 which is recorded within prepaid expenses and other on the condensed consolidated balance sheet at June 30, 2025 and December 31, 2024, respectively.

Advances from Executive Chairman

In February 2025, our Executive Chairman advanced the Company approximately $300,000. The advances carry a 50% (or 1 times amounts borrowed) original issue discount (“OID”) on the principal. On March 10, 2025, the advance and 1x interest was repaid. Interest expense in the amount of $300,000 is included in the condensed consolidated statement of operations as interest expense – related parties for the six months ended June 30, 2025.

Note 6 – Leases

On February 1, 2024, the Company entered a 24-month lease for office space, which calls for a monthly base rent of $25,000, increasing at 3% per annum. The Company has only one operating lease and has no financing leases. The Company’s lease does not contain options to renew or extend the lease term or options to terminate leases early, except for insolvency. On November 27, 2024, the Company amended the lease expiration date from January 31, 2026, to January 31, 2025. As of December 31, 2024, the consolidated balance sheet reflects a right-of-use asset of $23,526 and a lease liability of $24,722. The lease liability was computed using an interest rate of 13.49% and as of December 31, 2024, the lease has a remaining life of one month.

In April 2025, the Company entered into a 63 month lease for office space which calls for a monthly base rent of $6,778.25, increasing at approximately 3% per annum. The lease liability was computed using an interest rate of 3.72% and as of June 30, 2025 the lease has a remaining 61 months. In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the lease term. The Company’s net lease non-lease components (e.g., standard area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and, therefore, are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. At June 30, 2025 the consolidated balance sheet reflects a right-of-use asset of $397,817 and a lease liability of $395,512.

The Company recorded lease expense of $15,581 and $56,325 during the three months ended June 30, 2025 and 2024, respectively, and $40,303 and $111,793 during the six months ended June 30, 2025, and 2024, respectively, within general and administrative expenses on the consolidated statements of operations. Cash paid for amounts included in the measurement of lease liability was $13,557 and $75,000 and $38,557 and $125,000, respectively, during the three and six months ended June 30, 2025, and 2024, respectively.

The following are the expected maturities of lease liabilities for operating leases as of June 30, 2025:

Twelve Months Ended December 31,
2025	$40,670
2026	83,137
2027	85,663
2028	88,231
2029	90,928
Thereafter	44,944
Total	433,573
Less: interest	(38,061)
Present value of lease liability	395,512
Less: current portion	(68,633)
Noncurrent portion	$326,879

Note 7 – Common and Preferred Stock

The total number of shares of common stock available for issue by NTHI is 100,000,000 shares of common stock at $0.0001 par value per share and the total number of shares of preferred stock is 10,000,000 at a par value of $0.0001. As of June 30, 2025, no preferred shares have been issued. The board of directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of shares of Preferred Stock in one or more series, and by filing a certificate pursuant to the applicable law of the State of Delaware, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereof. The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the Common Stock, without a vote of the holders of the Preferred Stock, or any series thereof, unless a vote of any such holders is required pursuant to the terms of any Preferred Stock Designation.

During the six months ended June 30, 2025, the Company sold 727,750 shares of common stock at a price of $16 per share for gross proceeds of $11,644,005 pursuant to a private placement of its securities, issued 46,000 shares as part of advisory services related to the listing and as part of the private placement fee for our equity line of credit, 162,500 shares were issued for the cashless exercise of warrants, and the release of 3,310,000 shares for restricted stock units.

The net proceeds from the sale of common stock, were calculated as follows:

Gross proceeds from sale of common stock	$11,644,005
Less:
Reclassification of deferred offering costs to APIC at the completion of the offering	(1,391,580)
Net proceeds from the sale of common stock	$10,252,425

Private Placement

On October 11, 2024, the Company entered into an agreement with RBW Capital Partners LLC, a division of Dawson James Securities, Inc. (“Broker”) to serve as placement agent and provide broker services in connection with the possible sale of common stock up to $10 million. If a sale is made between the Company and any institutional or individual third-party funding source introduced by the placement agent, the Company will pay a placement fee of 8% of the gross proceeds. In addition, the company agrees to pay; (a) 1.0% of the gross proceeds for non-accountable expenses; and (b) out of pocket expenses plus the costs associated with the use of a third-party electronic road show service up to $10,000. The agreement expired on January 11, 2025 and was amended and restated on January 29, 2025 to extend the term for another six months through July 29, 2025 and increased the placement fee to 12% from 8% of the gross proceeds, and eliminated the 1% non-accountable expense fee.

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

In connection with the agreement, the Company paid $300,000 in placement agent fees to Broker for securing $2,500,000 in commitments for the Private Placement. This fee was paid when the funds were released from escrow and recorded as a reduction to additional paid-in capital on the condensed consolidated statement of shareholders’ deficit as of June 30, 2025.

Advisory Services

On October 3, 2024, as amended on January 23, 2025, the Company entered into an agreement with Broker, for financial advisory and investment banking services in connection with a direct listing of the Company’s common stock on the Nasdaq Global Market or other major US market. The agreement provides for a one-time fee of $250,000 payable three days after the direct listing and the issuance of 30,000 shares of common stock (which are restricted until the shares are registered by filing a resale S-1 within 30 days after the effective date of the direct listing). In addition, the Company agreed to pay up to $100,000 for fees and expenses of legal counsel and other out-of-pocket expenses plus the costs associated with the use of a third-party electronic road show service. Such fees were included in accounts payable and deferred offering costs in the accompanying consolidated balance sheets as of December 31, 2024. The fair value of the 30,000 shares issued in March 2025, amounting to $363,300, was determined using the closing day price of $12.11. This amount was recorded as an advisory fee on the condensed consolidated statement of operations. The agreement expired on January 3, 2025 and was amended and restated on January 23, 2025 to extend the term for another six months through July 23, 2025. No additional fees are expected under this agreement.

Deferred Offering Costs

Deferred offering costs relating to the Private Placement and direct listing at December 31, 2024 totaled $1,071,947. At June 30, 2025, this amount plus $0 and $319,633 incurred in the three and six months ended June 30, 2025, respectively was reclassified against the common stock issued in the condensed consolidated statement of changes in shareholder’s deficit.

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

The term of the Equity Purchase Agreement will commence on the effective date of the direct listing and will terminate on the earlier of i) the date on which the Mast Hill shall have purchased Put Shares equal to the $50,000,000, (ii) twenty-four (24) months after the date of the Equity Purchase Agreement, (iii) written notice of termination by the Company to Mast Hill, (iv) this Registration Statement is no longer effective after the initial effective date of this Registration Statement, or (v) the date that, pursuant to or within the meaning of any Bankruptcy Law, the Company commences a voluntary case or any Person commences a proceeding against the Company, a receiver, trustee, assignee, liquidator or similar official is appointed for the Company or for all or substantially all of its property or the Company makes a general assignment for the benefit of its creditors. As of June 30, 2025, nothing has been transacted under this agreement.

In connection with this agreement, we issued 16,000 shares of common stock to Mast Hill. The fair value of the shares granted to Mast Hill upon issuance was determined by using the closing day price of $12.11. Such amount net of amortization was recorded as deferred offering cost on the condensed consolidated balance sheet as of March 31, 2025. For the three and six months ended June 30, 2025, the Company reported $48,440 and $70,238, respectively as amortization expense in the condensed consolidated statement of operations, and the remaining deferred offering costs of $123,520 at June 30, 2025 are to be amortized over the remaining term of the Equity Purchase Agreement.

Investment agreement

In July 2025, the Company sold 132,342 shares of common stock at $3.73 per share for gross proceeds of approximately $493,000 pursuant to Equity Purchase Agreement with Mast Hill

Note 8 – Segment Reporting

The company manages our business activities on a consolidated basis and operates as a single operating segment: Biotechnology. The accounting policies of the Biotechnology segment are the same as those described in Note 1 – Summary of Significant Accounting Policies.

Our Chief Operating Decision Maker (“CODM”) is our President and Chief Executive Officer, Dr. Chen. The CODM uses net loss, as reported on our condensed consolidated statement of operations, in evaluating the performance of the biotechnology segment and determining how to allocate resources of the Company as a whole, including investing in our research and development programs and acquisition/licensing strategy. The CODM does not review assets in evaluating the results of the biotechnology segment, and therefore, such information is not presented. The following supplemental information breaks down the research and development costs for the three and six months ended June 30, 2025 and 2024, respectively.

	For the Six Months Ended June 30,
	2025	2024
Revenues	$39,990	$63,000

Less: Significant and other segment expenses:
NEO100	688,628	456,721
NEO100-02	201,787	123,431
NEO212	455,629	359,696
Pediatric	99,010	68,988
Laboratory	192,377	-
Other	38,123	165
Total research and development expense	1,675,554	1,009,001

Advisory fee	11,737,806	-
Legal and accounting	1,477,909	1,155,338
Employee Expenses	334,160	145,724
Debt issuance and deferred offering costs amortization	360,200	111,793
Investor relations	771,073	6,663
Share based compensation	20,923,850	-
Other general and administrative expense	728,514	466,084
Interest expense - related parties’ loans	357,672	2,559,456
Loss on extinguishment of Bridge loan - related party	-	2,069,923
Interest income	(80,424)	-
Other Income	(240,138)	-
Net loss	$(38,006,186)	$(7,460,982)

	For the Three Months Ended June 30,
	2025	2024
Revenues	$-	$20,000

Less: Significant and other segment expenses:
NEO100	109,166	98,399
NEO100-02	93,326	96,367
NEO212	279,074	197,962
Pediatric	50,178	1,591
Laboratory	107,465	-
Other	38,123	165
Total research and development expense	677,332	394,484

Advisory fee	-	-
Legal and accounting	520,364	590,984
Employee Expenses	163,887	-
Debt issuance and deferred offering costs amortization	192,249	111,793
Investor relations	226,766	-
Share based compensation	3,526,076	-
Other general and administrative expense	593,609	205,860
Interest expense - related parties’ loans	48,750	1,171,963
Interest income	(28,725)	2,069,923
Other Income	(240,138)	-
Net loss	$(5,680,170)	$(4,522,006)

Note 9 – Stock-Based Compensation

On April 12, 2023, the Company adopted the 2023 Equity Incentive Plan (the “2023 Plan”), which allows the issuance of up to 3,440,000 shares of the Company’s authorized and unissued common stock in the form of incentive stock options, non-qualified stock options, restricted stock units, performance share units, or other forms of equity as may be added in the future to employees, directors and consultants of the Company and its affiliates. The allowable number of shares that can be issued under the 2023 Plan increased upon the completion of the listing to 4,764,507 which represents 20% of the fully diluted capitalization of the Company on the closing of Company’s initial public price.

In January and February 2024, 2,460,000 and 200,000, respectively, restricted stock units (“RSUs”) were granted to the executive officers and members of the Board of Directors further to the 2023 Plan as described above. Of the total RSUs granted (tranche 1) 1,686,667 vest 100% seven months from the date that the Company lists on a national exchange, (tranche 2) 486,667 will vest in equal monthly instalments over a one (1) year period commencing on the eighth month from the effective date of the listing on a national exchange and (tranche 3) 486,666 are performance-based, the vesting of which will be predicated on certain financial and operational performance metrics being met after the effective date of the listing on a national exchange as set forth the grant agreements. Since tranche 3 is performance based, it is not yet probable that all of the performance vesting conditions will be met and as such no expense has been recognized for tranche 3 as of June 30, 2025.

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

On June 1, 2025, 300,000 RSUs were forfeited resulting in a reversal of $1,329,062 of shared based compensation during the six months ended June 30, 2025.

On June 5, 2025, 200,000 RSUs were granted to the one board member. 66,667 RSUs vest 100% seven months from the date of issuance, 66,667 RSUs vest 100% thirty-six months from the date of issuance. The remaining 66,667 RUS’s vest thirty-six months from the date certain performance metrics are achieved.

The Company determined the fair value of all the RSUs at their respective grant dates to be $32,495,174 based on the price of the most recent sale of common stock prior to each grant date for those RSU’s granted prior to the Listing Date or the quoted market value for the RSU’s granted after the Listing Date. For the six months ended June 30, 2025, the company recognized $20,923,850. As of June 30, 2025, there was unamortized stock-based compensation of approximately $9,171,324 which the Company expects to recognize over approximately 7 years.

The activity related to RSUs is summarized as follows:

Restricted Stock Units
Activity	RSUs Granted
2024
January 1, 2024	-
Granted	3,060,000
Cancelled	(100,000)
December 31, 2024	2,960,000
2025
Granted during six months ended June 30, 2025	350,000
Forfeited	(300,000)
Balance at June 30, 2025	3,010,000
Released RSUs for six months ended June 30, 2025	-

As of June 30, 2025, an aggregate of 3,010,000 RSU’s were granted, and 1,754,500 RSU’s remain unissued in the 2023 Plan.

Note 10 – Commitments and Contingencies

Line of Credit Commitment – Related Party

On October 11, 2024, the Company entered into a Line of Credit Agreement (“the Agreement”) with HCWG for borrowings of up to $10.0 million. Borrowings under the Line of Credit Agreement bear interest at 10.0% per annum and increases to 14% if the Agreement is extended. Interest payments are due on the first business day of each calendar month and the unpaid principal is due on October 12, 2027. No amounts have been borrowed under the facility through June 30, 2025.

In connection with the agreement, the Company issued HCWG five-year warrants to purchase up to 312,500 shares of our common stock at an exercise price of $12.00 per share. These warrants expire on October 23, 2029. As of December 31, 2024, there were 312,500 warrants issued, outstanding and fully vested. In March 2025, 162,500 warrants were exercised in a cashless exercise, resulting in the issuance of 162,500 shares of common stock. At June 30, 2025, there are 150,000 shares of common stock remaining available to be purchased under the warrant.

The fair value of the warrants on the grant date was determined using the Black-Scholes valuation model, with the following key assumptions:

●	Fair value of common stock: $12.00

●	Expected volatility: 86%

●	Risk-free interest rate: 4.82%

●	Term: 2.5 years

The fair value of warrants at inception was $2,015,413, which was recorded as additional paid-in capital on the condensed consolidated statement of changes stockholders’ deficit for the year ended December 31, 2024, and as debt issuance costs on the balance sheet. The debt issuance costs are being amortized over the term of the line of credit and amounted to $167,951 and $335,903 for the three and six months ended June 30, 2025. At June 30, 2025 and December 31, 2024, unamortized debt issuance costs total $1,534,413 and $1,870,316, respectively, which will be amortized over the remaining 19 months of the facility.

Litigation

From time to time, the Company is involved in various disputes, claims, liens and litigation matters arising out of the normal course of business which could result in a material adverse effect on the Company’s combined financial position, results of operations or cash flows. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred, and the amount of the assessment can be reasonably estimated. As of June 30, 2025 and December 31, 2024, the Company had no liabilities recorded for loss contingencies, except as below.

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

In 2023, the Company sent notice to OEP indicating their intent to terminate the Agreement with OEP, after which OEP threatened litigation. On February 15, 2024, OEP and the Company entered into a settlement agreement whereas the Company and OEP terminated the Agreement in exchange for a payment in the amount of $4,000,000 payable by the Company to OEP within ten days of the date the Company completes its initial public offering. The Company has a litigation settlement payable of $4,000,000 in the accompanying condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively. As of the date of this filing, the Company has not paid the litigation settlement amount.

On June 6, 2023, a vendor filed a complaint against the Company for breach of contract in the Central District of California. The vendor alleged that the Company improperly terminated an Intellectual Property License and Supply Agreement (“IPLSA”) and that the Company also defrauded the vendor in connection with IPLSA. This matter was settled on October 16, 2023, and the Company agreed to pay the vendor $600,000 within 5 business days of the close of the date that the Company completes an IPO or March 31, 2024, whichever occurs first. The Company has a litigation settlement payable in the accompanying condensed consolidated balance sheet at June 30, 2025 and December 31, 2024. As of the date of this filing, the Company has not paid the litigation settlement amount.

On March 31, 2024, a vendor agreed to extend the payment until May 15, 2024 for payment of an additional $25,000, payable on demand. On July 25, 2024, the arbitrator granted the implementation of interest at the statutory rate on the unpaid balance commencing May 15, 2024 until paid, therefore an additional $48,750 and $56,250 of interest expense is recognized in the accompanying condensed consolidated statement of operations during the three and six months ended June 30, 2025, respectively.

At June 30, 2025 and December 31, 2024, $97,500 and $41,250 of accrued interest is included in litigation settlement payable in the accompanying condensed consolidated balance sheet.

Note 11 – Subsequent Events

Convertible debt

In July 2025, the Company entered into a series of convertible promissory notes with a group of investors for the aggregate purchase price of $4 million. The notes are payable three months after purchase for a total amount of $5 million (20% OID). The Company may extend the payment date for up to three additional one-month periods with the OID on the Notes increasing to 25%, 30% and 35% with respect to any such monthly extensions. Further, upon the occurrence of an Event of Default, as that term is defined in the Notes, the Notes shall be convertible into shares of the Common stock of the Company at a price equal to 80% of the lowest closing sale price of the Company’s common stock as reported on the Nasdaq Global Market on any trading day during the five (5) trading days prior to the respective conversion date. As of August 13, 2025, the Company has received the full proceeds from the issuance of $4,000,000 of such promissory notes.

Investment and Joint Venture

In June 2025, the Company (through a soon to be formed entity – Nuromena Holdings Ltd. “NuroMena”) entered into a letter of intent to form an investment and joint venture agreement with a Middle-East investor (“Investor”), names Quazar Investments. At the formation date, the Company would own 10 million shares of NuroMena and contribute a license to its technology to NuroMena, and the Investor will purchase 2.5 million shares of NuroMena for a subscription price of $400,000 (“Initial Investment”). Following the formation of the entity and closing of the Initial Investment, the Investor shall source one or more future investors to purchase up to $50.0 million at $25/share in common stock of the Company, of which 70% of the proceeds will be maintained by the Company and 30% will be transferred to an operating entity to be formed under NuroMena, to conduct clinical trials in the middle-east markets. As of August 13, 2025, the entity has not yet been formed, and therefore the Initial Investment has not yet occurred.

In July 2025, the Company satisfied a key milestone in connection with the anticipated closing of its previously announced strategic transaction with Quazar Investment. Specifically, the Company executed and transferred a Sub-License Agreement from NeOnc Technologies Holdings, Inc. to its Abu Dhabi onshore operating subsidiary, NuroCure. The Sub-License grants rights within the United Arab Emirates and the broader GCC and MENA regions for NEO100 and NEO212 pursuant to the Company’s existing license from the USC Stevens Center for Innovation.

On July 8, 2025, the Company announced that it had entered into a non-binding term sheet with Quazar Investment for a proposed $50 million equity investment and regional expansion into the MENA markets. The Sub-License Agreement constituted the second of five conditions precedent to closing the transaction. Subsequent to execution of the Sub-License, the Company satisfied all remaining conditions precedent to closing, including:

1.	Finalization of definitive offering documents, including subscription agreements and a shareholder agreement;

2.	Approval of a comprehensive two-year business plan and budget, setting forth operational and clinical development milestones; and

3.	Legal formation of NuroMENA Holdings Ltd., incorporated under the Abu Dhabi Global Market framework.

The completion of these steps fulfills all the required conditions for closing and positions the Company to consummate the Quazar Investment transaction.

Binding Letter of Intent

On July 24, 2025, the Company entered into a binding Letter of Intent (“LOI”) with Dr. Ishwar K. Puri and Beth R. Levinson, setting forth the principal terms for the acquisition by NeOnc of all equity interests in a to-be-formed limited liability company (the “Target Company”). The Target Company was subsequently organized as JandB Holdings LLC, a California limited liability company.

Under the terms of the binding LOI, the transaction consideration includes:

(i)	a cash payment of $500,000 to McMaster University on or before October 31, 2025; and

(ii)	$3.0 million, less expenses, payable in shares of the Company’s common stock valued at $25.00 per share, to JandB Holdings LLC.

The Company believes this acquisition represents a strong strategic fit and supports its long-term growth initiatives. The closing of the transaction is subject to the negotiation and execution of definitive agreements, including a Share Exchange Agreement and related documentation, to be prepared by the Company’s legal counsel and reviewed by the Target Company’s legal counsel.

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

NeOnc’s lead product candidate is NEO100. NEO100 is administered to patients via intranasal delivery. We have completed human safety testing in a Phase 1 clinical trial and are currently conducting preliminary efficacy testing in a Phase 2a trial with recurrent malignant glioma (Grade IV IDH1 mutant and Grade III Astrocytoma IDH1 mutant) patients. NeOnc is also developing a second product candidate, NEO212, which has completed preclinical testing, and an investigational new drug (IND) application has been filed and accepted with the United States Food and Drug Administration (FDA). The company has started Phase 1 clinical trials with patients harbouring primary and secondary malignant brain cancer types. Several additional drug candidates are in the pipeline and are undergoing preclinical development.

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

The Company has restated the previously issued unaudited consolidated financial statements as of and for the quarter ended March 31, 2025 (the “Restatement”). The Restatement corrects an overstatement of share based compensation due to an incorrect vesting period. The correction reduced the share based compensation expense from $23,073,745 to $17,397,774 and the corresponding net loss from $38,002,012 to $32,326,016 for the quarter ended March 31, 2025.

Investment and Joint Venture

In June 2025, the Company (through a soon to be formed entity – Nuromena Holdings Ltd. “NuroMena”) entered into a letter of intent to form an investment and joint venture agreement with a Middle-East investor (“Investor”), Quazar Investments. At the formation date, the Company would own 10 million shares of NuroMena and contribute a license to its technology to NuroMena, and the Investor will purchase 2.5 million shares of NuroMena for a subscription price of $400,000 (“Initial Investment”). Following the formation of the entity and closing of the Initial Investment, the Investor shall source one or more future investors to purchase up to $50.0 million at $25/share in common stock of the Company, of which 70% of the proceeds will be maintained by the Company and 30% will be transferred to an operating entity to be formed under NuroMena, to conduct clinical trials in the middle-east markets. As of August 13, 2025, the entity has not yet been formed, and therefore the Initial Investment has not yet occurred.

Since its inception, we have incurred significant operating losses. Our net loss was $5,680,170 and $4,522,006, for the three months ended June 30, 2025 and 2024, respectively, and $38,006,186 and $7,460,982 for the six months ended June 30, 2025 and 2024, respectively. We had an accumulated deficit of $88,614,631 at June 30, 2025. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

The report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2024 included an explanatory paragraph indicating that there was substantial doubt about our ability to continue as a going concern. See Note 1 to our financial statements for additional information on our assessment.

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

Amortization on deferred offering costs resulted from the issuance of common stock in connection with a private equity agreement

Comparison of the three and six months ended June 30, 2025 and 2024:

Results of Operations

The following table summarizes our results of operations for the periods presented:

	For the Three Months Ended June 30,
	2025	2024	Change
Revenues:
Revenue	$-	$20,000	$(20,000)
Cost of Revenues		-
Operating Expenses:
Research and development	677,332	394,484	282,848
Legal and professional	520,364	590,984	(70,620)
General and administrative	984,262	289,652	694,610
Share based compensation	3,526,076	-	3,526,076
License expense	-	25,000	(25,000)
Total Operating Expenses	5,708,034	1,300,120	4,407,914
Loss From Operations	(5,708,034)	(1,280,120)	(4,427,914)

Other Income (Expense):
Interest income	28,725		28,725
Amortization on debt issuance and deferred offering costs	(192,249)	-	(192,249)
Other income, net	240,138	-	240,138
Interest expense - related parties	(48,750)	(1,171,963)	1,123,213
Loss on extinguishment of Bridge loan - related party	-	(2,069,923)	2,069,923
Net Loss	$(5,680,170)	$(4,522,006)	$1,158,164

Revenue

Revenue was generated for fees for a “right to try” humanitarian program during 2025 and 2024.

Research and Development Expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	For the Three Months Ended June 30,
	2025	2024
Research and development costs by project:
NEO100-01	$109,166	$98,399
NEO100-02	93,326	96,367
NEO212	279,074	197,962
Pediatric	50,178	1,591
Laboratory	107,465	-
Other	38,123	165
Total	$677,332	$394,484

	For the Three Months Ended June 30,
	2025	2024	Change
Clinical trial expense	$531,744	$394,319	$137,425
Research and laboratory	145,588	165	145,423
Total research and development expense	$677,332	$394,484	$282,848

Research and development expenses were $677,332 and $394,484 for the three months ended June 30, 2025 and 2024, respectively. A portion of these expenses amounting to approximately $145,588 and $165 for the three months ended June 30, 2025 and 2024, respectively, are from the University of Southern California (USC), where Dr. Chen is a member of the faculty. The total increase of $282,848 was primarily due to:

●	The addition of clinical trial sites for NEO100’s clinical trial.

●	The recruitment for NEO212.

●	The start of the clinical trial for NEO100-03for a Pediatric Indication.

●	Increased patient recruitment efforts.

Legal and Professional Expenses

Legal and professional expenses were $520,364 and $590,984 for the three months ended June 30, 2025 and 2024, respectively. The decrease of $70,820 was primarily due to the completion of the direct listing process which occurred in the first quarter of 2025.

General and Administrative Expenses

General and administrative expenses were $984,262 and $289,652 for the three months ended June 30, 2025 and 2024, respectively. The increase of $694,610 was primary due to a marketing campaign, rent and travel expenses and expense incurred in pursuit of the Middle East deal for which a letter of intent was executed subsequent to June 30, 2025.

Share Based Compensation

Share based compensation resulted from the granting of RSUs and is the recognition of the expense from the grant date (which included a catch up period from the original date of issuance of the RSU’s through the Listing Date, due to the removal of the contingency which occurred on the Listing Date) during the three months June 30, 2025.

Interest Expense

Interest expense was $48,750 and $1,171,963 for the three months ended June 30, 2025 and 2024, respectively. The interest for the three months ended June 30, 2025 relates primarily to the accrued interest for a litigation matter. The OID interest for the three months ended June 30, 2024 relates to the OID for the related party bridge loan that was converted into common stock in June of 2024.

Interest Income

Interest income was $28,725 and $0 for the three months ended June 30, 2025 and 2024, respectively. The interest income for the three months ended June 30, 2025, relates primarily interest earned on the money market account.

Loss on Extinguishment of Bridge Loan – related part

Loss on Extinguishment of Bridge Loan – related party was $0 and $2,069,923 for the three months ended June 30, 2025 and 2024, respectively. The loss is related to the loan being converted into common stock in June 2024.

Amortization of Debt Issuance and Deferred Offering Costs

The amortization of debt issuance costs was approximately $192,000 and $0 for the three months ended June 30, 2025 and 2024, respectively. This represents the amortization of the debt issuance costs associated with the warrants issued for the HCWG line of credit, and offering costs relating to the Mast Hill agreement.

The following table summarizes our results of operations for the periods presented:

	For the Six Months Ended June 30,
	2025	2024	Change
Revenues:
Revenue	$39,990	$63,000	$(23,010)
Cost of Revenues
Operating Expenses:
Research and development	1,675,554	1,009,001	666,553
Legal and professional	1,477,909	1,155,338	322,571
General and administrative	1,833,747	705,264	1,128,483
Share based compensation	20,923,850	-	20,923,850
License expense	-	25,000	(25,000)
Advisory fees	11,737,806	-	11,737,806
Total Operating Expenses	37,648,886	2,894,603	34,754,263
Loss From Operations	(37,608,876)	(2,831,603)	(34,777,273)

Other Income (Expense):
Interest income	80,424	-	80,424
Amortization on debt issuance and deferred offering costs	(360,200)	-	(360,200)
Other income, net	240,138	-	240,138
Interest expense	(357,672)	(2,559,456)	2,201,784
Loss on extinguishment of Bridge loan - related party	-	(2,069,923)	2,069,923
Net Loss	$(38,006,186)	$(7,460,982)	$(30,545,204)

Revenue

Revenue was generated for fees for a “right to try” humanitarian program during 2025 and 2024.

Research and Development Expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	For the Six Months Ended June 30,
	2025	2024
Research and development costs by project:
NEO100-01	$688,628	$456,721
NEO100-02	201,787	123,431
NEO212	455,629	359,696
Pediatric	99,010	68,988
Laboratory	192,377	-
Other	38,123	165
Total	$1,675,554	$1,009,001

	For the Six Months Ended June 30,
	2025	2024	Change
Clinical trial expense	$1,445,054	$1,008,836	$436,218
Research and laboratory	230,500	165	230,335
Total research and development expense	$1,675,554	$1,009,001	$666,553

Research and development expenses were $1,675,554 and $1,009,000 for the six months ended June 30, 2025 and 2024, respectively. A portion of these expenses amounting to approximately $230,500 and $165 for the six months ended June 30, 2025 and 2024, respectively, are from the University of Southern California (USC), where Dr. Chen is a member of the faculty. The total increase of $666,553 was primarily due to:

●	The addition of clinical trial sites for NEO100’s clinical trial.

●	The recruitment for NEO212.

●	The start of the clinical trial for NEO100-03for a Pediatric Indication.

●	Increased patient recruitment efforts.

Legal and Professional Expenses

Legal and professional expenses were $1,477,909 and $1,155,338 for the six months ended June 30, 2025 and 2024, respectively. The increase of 322,571 was primarily due to completion of the direct listing process.

General and Administrative Expenses

General and administrative expenses were $1,833,747 and $705,264 for the six months ended June 30, 2025 and 2024, respectively. The increase of $1,128,483 was primary due to a marketing campaign, rent and travel expenses.

Share Based Compensation

Share based compensation resulted from the granting of RSUs and is the recognition of the expense from the grant date (which included a catch up period from the original date of issuance of the RSU’s through the Listing Date, due to the removal of the contingency which occurred on the Listing Date) through June 30, 2025.

Advisory Fee

The advisory fee was earned on the Listing Date March 26, 2025.

Interest Expense

Interest expense was $357,672 and $2,559,456 for the six months ended June 30, 2025 and 2024, respectively. The interest for the six months ended June 30, 2025 relates to the short-term loan in March from a related party in the amount of $300,000 and $56,250 interest for a litigation matter. The OID interest for the six months ended June 30, 2024 relates to the OID for the related party bridge loan that was converted into common stock in June of 2024.

Amortization of Debt Issuance and Deferred Offering Costs

The amortization of debt issuance costs were $360,200 and $0 for the six months ended June 30, 2025 and 2024, respectively. This represents the amortization of the warrants issued for the HCWG line of credit and deferred offering costs relating to the Mast Hill agreement.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	For the Six Months Ended June 30,
	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(10,964,226)	$(172,456)	$(10,791,770)
Financing activities	11,024,372	1,673,128	9,351,244
Net increase (decrease) in cash	$60,146	$1,500,672	$(1,440,526)

Operating Activities

During the six months ended June 30, 2025, net cash used in operating activities was $10,964,226 consisting primarily of our net loss of $38,006,186, offset by share based compensation of $20,923,850, accretion of original issue discount of $300,000, amortization of costs of $769,441 and the accrued advisory fee of $5,882,710. These were offset by decreases in accrued compensation in the amount of $479,775, and prepaid expenses in the amount of $350,134.

During the six months ended June 30, 2024, net cash used in operating activities was $172,456 consisting primarily of our net loss of $7,460,982 less the non-cash charge of the accretion of the original issue discount on the bridge loan in the amount $2,558,241, less the non-cash charge for the loss on extinguishment of convertible debt of $2,069,923 and an increase in accounts payable of $1,551,272.

Financing Activities

During the six months ended June 30, 2025, cash provided by financing activities was $11,024,372 consisting primarily of the sale of common stock of $11,324,372, receipt of $300,000 from a related party loan and the repayment of related party loan of $600,000. During the six months ended June 30, 2024, cash used in financing activities was $1,673,148, consisting primarily of proceeds from the sale of common stock of $1,702,658.

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

No shares of common stock were issued in the quarter ending June 30, 2025.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since our inception, we have not generated any revenue from product sales or any other sources, except humanitarian use, and we have incurred significant operating losses. We have not yet commercialized any products, and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. As reflected in the accompanying consolidated financial statements, we have incurred recurring net losses since our inception. For the three and six months ended June 30, 2025, the Company incurred a net loss of $5,680,170 and $38,006,186, respectively, and had an accumulated deficit of $88,614,631 at June 30, 2025. At June 30, 2025, the Company had cash totaling $125,039. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our strategies, such as executing additional licensing contracts. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

We expect to finance our operations over the next 12 months primarily through existing cash balances and the proceeds from the aforementioned private placements and supplemented as necessary by funds available through our Line of Credit Agreement with HCWG and sales under the Equity Purchase Agreement, each as described below. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on a number of factors, including:

●	the costs of conducting preclinical studies and clinical trials;

●	the costs of manufacturing;

●	the scope, progress, results and costs of discovery, preclinical development, laboratory testing, and clinical trials for product candidates we may develop, if any;

●	the costs, timing, and outcome of regulatory review of our product candidates;

●	our ability to establish and maintain collaborations on favorable terms, if at all;

●	the achievement of milestones or the occurrence of other developments that trigger payments under any license or collaboration agreements we might have at such time;

●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights, and defending intellectual property-related claims;

●	our headcount growth and associated costs as we expand our business operations and research and development activities; and

●	the costs of operating as a public company.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2025 or the year ended December 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, and due to material weaknesses in our internal control over financial reporting related to; controls over segregation of duties, entity level controls over the risk assessment, information and communication and monitoring process, financial controls over all significant transaction classes, controls over authorization and tracking of related party transactions and controls over information technology over user access and provisioning, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published consolidated financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all errors and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2025, due to the material weakness in our internal control over duties separation, company-wide risk and communication processes, major financial transactions, related party dealings, and IT user access management. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On June 6, 2023, a vendor filed a complaint against the Company for breach of contract in the Central District of California. The vendor alleged that the Company improperly terminated an Intellectual Property License and Supply Agreement (“IPLSA”) and that the Company also defrauded the vendor in connection with the IPLSA. This matter was settled on October 16, 2023, and the Company agreed to pay the vendor $600,000 within 5 business days of the close of the date that the Company completes an IPO or March 31, 2024, whichever occurs first. The Company recognized this as a litigation settlement expense in the accompanying consolidated statement of operations for the year ended December 31, 2023, and a litigation settlement payable in the accompany consolidated balance sheet at December 31, 2024 and December 31, 2023.

On March 31, 2024, the vendor agreed to extend the payment until May 15, 2024 for payment of an additional $25,000. The Company has not made the payment as of October 28, 2024, and the settlement is payable on demand. Such an amount is included in litigation settlement payable in the accompanying consolidated balance sheet at December 31, 2024. On July 25, 2024 the arbitrator granted the implementation of interest at the statutory rate on the unpaid balance commencing May 15, 2024 until paid.

On July 1, 2022, NeOnc Technologies, Inc. and Fox Infused, LLC, a Delaware limited liability company (“Fox Infused”), entered into an Intellectual Property License and Supply Agreement effective July 1, 2022 (the “Agreement”) whereby NeOnc agreed to supply certain products to Fox Infused and license certain of our patents. We terminated the Agreement with Fox Infused on April 25, 2023. On June 6, 2023, Fox Infused filed a complaint against NeOnc in the Central District of California alleging that the termination was improper (Civil Action No. 2:23-04431). Fox Infused also filed an ex parte application for a temporary restraining order and an order to show cause on a preliminary injunction against us seeking to have the court stop the termination of the contract. Fox Infused’s temporary restraining order application was denied and the case dismissed without prejudice. Fox Infused refiled the case in arbitration before the American Arbitration Association (Case No. 01-23-0002-5020). The parties engaged in settlement discussions and agreed to settle the dispute for a $600,000 payment by us to Fox Infused within 5 business days of the closing date of the Company’s initial public offering or March 31, 2024. The Company is currently in default under the terms of such a settlement agreement.

In addition to that set forth above, we are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the period ended March 31, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the six months ended June 30, 2025, the Company issued the following unregistered securities:

In February 2025, 50,000 restricted stock units were granted to each of Dr. Steven L. Giannotta, Jim Delshad and Dr. Ming-Fu Chiang. The forgoing restricted stock units vest one hundred percent (100%) seven months following March 25, 2025.

In March 2025, we issued 624,999 shares of common stock to various unaffiliated third parties in a private placement at a price of $16.00 per share for gross proceeds of approximately $10,000,000.

In March 2025, we issued to Dawson James Securities, Inc. and Mast Hill Partner LP 30,000 and 16,000 shares of common stock upon the time of our direct listing, respectively.

In March 2025, we issued 102,750 shares of common stock to various unaffiliated third parties in a private placement at a price of $16.00 per share for gross proceeds of approximately $1,644,000.

In June 2025, 200,000 restricted stock units were granted to Josh Newman. The forgoing restricted stock units vest one hundred percent (100%) thirty-six months following issuance.

In July 2025, the Company sold 132,342 shares of common stock at $3.73 per share for gross proceeds of approximately $493,000 pursuant to Equity Purchase Agreement with Mast Hill Fund, LP

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise specified above, we believe these transactions were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds

Not applicable.

Repurchases

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed on Form 8-K filed by the Registrant on March 27, 2025)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 filed on Form 8-K filed by the Registrant on March 27, 2025)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
4.2	Fourth Amended & Restated Promissory Note, dated December 4, 2023, by NeOnc Technologies Holdings, Inc. and Holders (incorporated by reference to Exhibit 4.2 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
4.3	Promissory Note, dated October 11, 2024, by NeOnc Technologies Holdings, Inc. and HCWG LLC (incorporated by reference to Exhibit 4.3 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
4.4	Common Stock Purchase Warrant, dated October 11, 2024, by NeOnc Technologies Holdings, Inc. and HCWG LLC (incorporated by reference to Exhibit 4.4 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
4.5	Promissory Note, dated February 25, 2025, by NeOnc Technologies Holdings, Inc. and Amir Heshmatpour (incorporated by reference to Exhibit 4.5 filed with the Registration Statement on Form S-1 filed by the Registrant on February 26, 2025)
4.6	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on July 22, 2025)
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on April 1, 2025)
10.2	Office Lease, dated April 7, 2025, by and between the Company and RREF II Calabasas Park Center LLC (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on April 11, 2025)
10.3#

Employment Agreement dated June 5, 2025, between NeOnc Technologies Holdings, Inc. and Josh Neman (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on June 6, 2025)

10.4	Restricted Stock Award Agreement dated June 5, 2025, between NeOnc Technologies Holdings, Inc. and Josh Neman (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on June 6, 2025)
10.5	Form of Convertible Promissory Note Purchase Agreement (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on July 22, 2025)
10.6	Letter of Intent dated July 24, 2025, between the Company, Dr. Ishwar Puri and Beth Levinson (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on July 30, 2025)
10.7	Subscription Agreement dated June 28, 2025, between NuroMENA and Quazar (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on August 1, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Los Angeles, California, on August 18, 2025.

By:	/s/ Dr. Thomas Chen
Name:	Dr. Thomas Chen
Title:	Chief Executive Officer

As required under the Securities Act of 1933, this Quarterly Report on Form 10-Q has been signed below by the following persons, in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dr. Thomas Chen	Chief Executive Officer	August 18, 2025
Dr. Thomas Chen	(Principal Executive Officer)

/s/ Keithly Garnett	Chief Financial Officer	August 18, 2025
Keithly Garnett	(Principal Accounting Officer)