Form 10-Q
period 2025-09-30
NEONC TECHNOLOGIES HOLDINGS, INC.
filed 2025-11-14
CIK 1979414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

There were 19,474,303 shares of common stock outstanding as of November 14, 2025.

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

i

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NEONC TECHNOLOGIES HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,513,224	$64,893
Deferred offering costs – current	99,302	1,071,947
Debt issuance costs – current	671,804	671,804
Prepaid expenses and other	677,246	410,085
Total Current Assets	2,961,576	2,218,729
Non-Current Assets
Debt issuance costs – net of current portion	694,654	1,198,512
Right of use asset – operating lease	379,509	-
Other assets	47,177	-
Total Assets	$4,082,916	$3,417,241

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$1,640,833	$2,917,801
Accounts payable – related parties	499,900	628,277
Accrued advisory fee – related party	3,675,569	-
Litigation settlement payable	4,746,250	4,641,250
Convertible promissory notes, net of discount	4,700,794	-
Accrued compensation	255,099	734,874
Lease liability, current	69,877	-
Total Current Liabilities	15,588,322	8,922,202

Long Term Liabilities
Lease liability, net of current portion	308,864	-
Total Liabilities	15,897,186	8,922,202
Commitments and contingencies

Shareholders’ Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares were issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 19,474,303 and 18,090,526 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,948	1,809
Additional paid in capital	85,414,333	45,101,675
Accumulated deficit	(97,230,551)	(50,608,445)
Total Shareholders’ Deficit	(11,814,270)	(5,504,961)

Total Liabilities and Shareholders’ Deficit	$4,082,916	$3,417,241

See accompanying notes to the condensed consolidated financial statements.

NEONC TECHNOLOGIES HOLDINGS, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Revenue	$-	$-	$39,990	$63,000

Operating Expenses:
Research and development	715,038	956,725	2,390,592	1,965,726
Legal and professional	276,378	496,803	1,754,287	1,652,141
General and administrative	902,985	243,659	2,736,732	973,923
Share based compensation	5,040,246	-	25,964,096	-
Advisory fees	-	500,000	11,737,806	500,000
Total Operating Expenses	6,934,647	2,197,187	44,583,513	5,091,790
Loss From Operations	(6,934,647)	(2,197,187)	(44,543,523)	(5,028,790)

Other Income (Expense):
Interest and other income	6,815	12,687	327,377	12,687
Amortization of debt issuance, and deferred offering costs	(438,111)	-	(798,311)	-
Interest expense - related parties	(869,815)	-	(1,227,487)	(2,559,456)
Loss on extinguishment of Bridge loan - related party	-	-	-	(2,069,923)
Loss on change in fair value of derivative liability related to sales of common stock through equity line of credit	(380,162)	-	(380,162)	-
Net Loss	$(8,615,920)	$(2,184,500)	$(46,622,106)	$(9,645,482)

Loss per share:
Net loss per share - basic and diluted	$(0.45)	$(0.12)	$(2.48)	$(0.56)
Weighted average number of common stock outstanding during the period - basic and diluted	19,211,745	17,918,330	18,787,603	17,353,327

See accompanying notes to the condensed consolidated financial statements.

NEONC TECHNOLOGIES HOLDINGS, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit (Unaudited)

Three and Nine Months Ended September 30, 2024

	Common Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2024	16,560,000	$1,656	$24,720,072	$(38,709,981)	$(13,988,253)
Net loss	-	-	-	(2,938,976)	(2,938,976)
Balance - March 31, 2024	16,560,000	$1,656	$24,720,072	$(41,648,957)	$(16,927,229)
Sale of common stock, net of offering costs	141,889	14	1,702,654	-	1,702,668
Common stock issued for bridge loan conversion	979,039	98	11,748,366	-	11,748,464
Common stock issued for settlement of vendor payable	114,758	12	1,377,078	-	1,377,090
Common stock issued for settlement of accrued compensation	34,375	3	412,497	-	412,500
Net loss	-	-	-	(4,522,006)	(4,522,006)
Balance - June 30, 2024	17,830,061	$1,783	$39,960,667	$(46,170,963)	$(6,208,513)
Sale of common stock, net of offering costs	242,757	25	2,913,098	-	2,913,123
Common stock issued for settlement of vendor payable	12,500	1	149,999	-	150,000
Common stock issued for note payable conversion	5,208	-	62,498	-	62,498
Net loss				(2,184,500)	(2,184,500)
Balance - September 30, 2024	18,090,526	$1,809	$43,086,262	$(48,355,463)	$(5,267,392)

See accompanying notes to the condensed consolidated financial statements.

NEONC TECHNOLOGIES HOLDINGS, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit (Unaudited)

Three and Nine Months Ended September 30, 2025

	Common Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2025	18,090,526	$1,809	$45,101,675	$(50,608,445)	$(5,504,961)
Sale of common stock, net of offering costs	727,750	73	10,252,425	-	10,252,498
Common stock issued for advisory services	46,000	5	557,055	-	557,060
Cashless exercise of warrants	162,500	16	(16)	-	-
Share based compensation, as restated	-	-	17,397,774	-	17,397,774
Net loss				(32,326,016)	(32,326,016)
Balance - March 31, 2025	19,026,776	$1,903	$73,308,913	$(82,934,461)	$(9,623,645)
Share based compensation	-	-	3,526,076	-	3,526,076
Other			(37,755)	-	(37,755)
Net loss	-	-	-	(5,680,170)	(5,680,170)
Balance - June 30, 2025	19,026,776	$1,903	$76,797,234	$(88,614,631)	$(11,815,494)
Share based compensation	-	-	5,040,246	-	5,040,246
Proceeds from sale of common stock pursuant to equity line of credit	447,527	45	3,576,853	-	3,576,898
Net loss	-	-	-	(8,615,920)	(8,615,920)
Balance - September 30, 2025	19,474,303	$1,948	$85,414,333	$(97,230,551)	$(11,814,270)

See accompanying notes to the condensed consolidated financial statements.

NEONC TECHNOLOGIES HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(46,622,106)	$(9,645,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in bridge loan - expenses paid by bridge loan provider on behalf of the Company	-	476,393
Accretion of original issue discount on bridge loans - related party	300,000	2,558,241
Accretion of original issue discount on convertible promissory note	820,794	-
Write off deferred issuance costs	-	703,796
Share based compensation - restricted stock	25,964,096	-
Loss on extinguishment of bridge loan	-	2,069,923
Loss on change in fair value of derivative liability	380,162	-
Amortization of debt issuance costs and deferred offering costs	1,161,311	-
Amortization of right of use asset	36,461	178,869
Changes in operating assets and liabilities:
Prepaid expenses	(267,160)	(335,916)
Other assets	(47,177)	-
Accrued compensation	(479,775)	(58,127)
Lease liability	(37,229)	(164,371)
Accrued advisory fee	3,675,569	-
Accounts payable and accounts payable - related parties and accrued expenses	(1,657,722)	957,162
Net cash used in operating activities	(16,772,777)	(3,259,512)

Cash flows from financing activities:
Proceeds from the sale of common stock	11,324,372	4,615,789
Proceeds from related party loan	300,000	892,028
Repayment of related party loan	(600,000)	(791,077)
Deferred offering costs	-	(154,463)
Proceeds from sale of common stock pursuant to equity purchase agreement	3,196,736	-
Proceeds from convertible notes payable	4,000,000	-
Net cash provided by financing activities	18,221,108	4,562,277

Net increase in cash and cash equivalents	1,448,331	1,302,765
Cash and cash equivalents - beginning of period	64,893	31,862
Cash and cash equivalents - end of period	$1,513,224	$1,334,627

Supplemental disclosure of non-cash financing activities:
Original issue discount on bridge loan - related party	$300,000	$1,368,421
Right of use asset, at lease commencement	$-	$536,605
Share issued in connection with advisory services	$557,192	-
Reclassified of deferred offering costs to APIC at the completion of the offering	$1,391,580	$-
Increase in bridge loan payable - prepaid and deferred offering costs paid directly by bridge loan provider on behalf of the Company	$-	$31,346
Conversion of bridge loan to common stock	$-	$11,748,464
Conversion of accrued compensation	$-	$412,500
Conversion of account payable to common stock	$-	$1,527,090

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

On October 11, 2024, the Company entered into an agreement with a broker dealer to serve as placement agent and provide broker services in connection with the proposed sale of common stock up to $10,000,000. Under this agreement, through December 31, 2024, the Company closed on commitments from investors to purchase 625,000 shares of common stock of the Company at $16.00 per share for total commitments of $10,000,000, which were to be held in escrow until the Company’s registration statement was declared effective. During the three months ended March 31, 2025, prior to the Company having an effective registration statement, the Company closed on an additional commitment to purchase 102,750 shares of common stock of the Company at $16.00 per share, for total commitments of $1,644,000, On March 10, 2025, the Company’s registration statement was declared effective at which time the $11,644,000 in escrow was released to the Company. On March 26, the Company was listed (“Listing”) on the NASDAQ global markets.

Liquidity

The accompanying financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2025, the Company had cash totaling $1,513,224. For the three and nine months ended September 30, 2025, the Company incurred a net loss of $8,615,920 and $46,622,106, respectively, and has an accumulated deficit of $97,230,551 at September 30, 2025. The Company has financed its working capital requirements to date primarily through the sale of common stock, shareholder loans and related party bridge loans.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, the condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of interim periods and may not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”). The information as of September 30, 2025, and for the three and nine months ended September 30, 2025, is unaudited, whereas the consolidated balance sheet as of December 31, 2024, is derived from the Company’s audited condensed consolidated financial statements as of that date. These condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the audited financial statements for the year ended December 31, 2024, included on Form S-1, filed with the SEC on February 26, 2025.

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

Cash and cash equivalents

The Company, from time to time during the period covered by these financial statements, may have had bank account balances in excess of federally insured limits. The Company has not experienced losses in such accounts. For the statements of cash flows, the Company considers all short-term investments purchased with a maturity of three months or less to be cash equivalents. At September 30, 2025 and December 31, 2024, the Company has money market funds in the amount of approximately $12,000 and $25,000, respectively.

Deferred offering costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the condensed consolidated balance sheet dated December 31, 2024 that are related to the planned public offering of its securities (See Note 3). These costs have been capitalized and were recognized in equity upon the completion of the securities offering. At September 30, 2025, deferred offering costs consist of the fair value of shares issued in conjunction with the issuance of an equity purchase agreement. These costs have been capitalized and are being amortized over the term of the availability of the equity purchase agreement (Note 6). If planned offerings are terminated, the related capitalized deferred offering costs are written off.

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

Revenue

The Company recognized point-in-time revenue of $0 and $39,990 for the three and nine months ended September 30, 2025, and $0 and $63,000 for the three and nine months ended September 30, 2024, respectively, for the right to try its technology in compassion use cases where the Company has no further performance obligations.

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

Share-based compensation

The Company has granted stock options and common stock to employees, non-employee consultants and non-employee members of our Board of Directors. The Company measures the compensation cost associated with all share-based payments based on the grant date fair values. Compensation costs associated with grants of common stock are measured at fair value at the date of grant, which has historically been the most recent price paid by investors to purchase shares of the Company’s common stock prior to such grant. The Company recognizes share-based compensation expense over the requisite service period of each award, which generally equals the vesting period, using the straight-line method for awards that contain only service conditions. If the stock grant is contingent upon events that have not yet happened, then the grant is not considered issued. If an award holder leaves the company prior to vesting, and adjustment of the compensation expense will be made to reflect only those awards that vested.

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

Net loss per share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common stock outstanding during the period. For periods in which the Company reports a net loss, the diluted net loss per share is the same as basic net loss per share.

For the nine months ended September 30, 2025 there are potentially dilutive securities outstanding of 3,010,000 potentially dilutive restricted stock units which are not included in the diluted net loss per share calculation since their effect is anti-dilutive. For the nine months ended September 30, 2024, respectively, there were no potentially dilutive warrants outstanding and no potentially dilutive restricted stock units.

Income taxes

The Company recognizes federal, state, and foreign current tax liabilities or assets based on its estimate of taxes payable to or refundable by tax authorities in the current fiscal year. For the periods ended September 30, 2025 and 2024, there is no current tax provision due to losses generated. The Company also recognizes federal and state deferred tax liabilities or assets based on the Company’s estimate of future tax effects attributable to temporary differences and carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled.

Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. The Company evaluates deferred income taxes quarterly to determine if valuation allowances are required by considering available evidence. If the Company is unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to increase its valuation allowance against its deferred tax assets which could result in an increase in the Company’s effective tax rate and an adverse impact on operating results. The Company will continue to evaluate the necessity of the valuation allowance based on the remaining deferred tax assets. The difference between the statutory and effective rates for the three and nine months ended September 30, 2025 and 2024 is a result of the Company applying a full valuation allowance against any deferred tax assets as a result of net operating losses due to uncertainties surrounding the usability of such net operating losses. The ability to utilize such net operating loss carry forwards may be limited due to possible changes in ownership as defined under Internal Revenue Code section 382.

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

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. Such reclassifications did not impact net income as previously reported.

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

On March 26, 2025, and as a result of the listing of the Company on Nasdaq, the Company incurred $11,328,565 for the fee earned in accordance with the AFH advisory agreement which was recorded as advisory fee expense in the condensed consolidated statement of operations. In accordance with the amendment, the Company paid $2,500,000 of such fee on March 26, 2025. The remaining balance of $8,828,565 is payable in 12 equal monthly installments commencing in April 2025. As of September 30, 2025, the remaining outstanding accrued advisory fee totaled $3,675,569 recorded on the condensed consolidated balance within accrued advisory fee – related party.

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

The Company also utilizes laboratory and patent maintenance services from USC. The Company incurred $382 and $184,449 and $98,543 and $382,858 related to such services for the three and nine months ended September 30, 2025 and 2024, respectively, of which $382, $164,449 and $98,543 and $362,858 are recorded within research and development expenses and $0, $20,000 and $0 and $20,000 are recorded within general administrative expenses on the condensed consolidated statements of operations. At September 30, 2025 and December 31, 2024, the Company has outstanding payables to USC for such services of $499,607 and $272,328 respectively, which is included in accounts payable - related parties in the accompanying consolidated balance sheets.

Accrued compensation

The amount accrued for the management team, including related payroll taxes, was $255,099 and $734,874 as September 30, 2025 and December 31, 2024, respectively.

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

On June 14, 2024, the Company reached an agreement with HCWG LLC to convert the outstanding principal and interest on the Bridge Loan into 979,039 shares of common stock. As a result of this conversion, the Bridge Loan was terminated and is no longer available to the Company for borrowing. The Company has a receivable due from HCWG LLC totaling $138,247 which is recorded within prepaid expenses and other on the condensed consolidated balance sheet at September 30, 2025 and December 31, 2024, respectively.

Through June 30, 2024, the Company had received under the Bridge Loan an aggregate of $7,116,335. The OID was recognized ratably over the term of each draw-down under the Bridge Loan through the Maturity Date unless settled earlier, at which point the accretion is accelerated. Accretion of the OID for nine months ended September 30, 2024, amounted to $1,387,493, which is included in interest expense in the accompanying condensed consolidated statement of operations.

For the Year Ended December 31, 2024
Bridge loan – carrying value

Balance – January 1, 2024	$9,802,697
Borrowings	1,368,422
OID	1,368,422
Repayments	(791,077)
Total principal outstanding before conversion	11,748,464
Conversion to common stock (June, 14, 2024)	(11,748,464)
Principal outstanding – December 31, 2024	$-

Advances from Executive Chairman

In February 2025, our Executive Chairman advanced the Company approximately $300,000. The advances carry a 50% (or 1 times amounts borrowed) original issue discount (“OID”) on the principal. On March 10, 2025, the advance and 1x interest was repaid. Interest expense in the amount of $300,000 is included in the condensed consolidated statement of operations as interest expense – related parties for the nine months ended September 30, 2025.

NOTE 5 – Convertible Debt

On July 16 and July 18, 2025, the Company entered into a series of convertible promissory notes with a group of investors for the aggregate purchase price of $4,000,000 (the “Notes”). The Notes are payable three months after origination for a total amount of $5 million (20% OID). The Company may extend the payment date for up to three additional one-month periods with the OID on the Notes increasing to 25%, 30% and 35% with respect to any such monthly extensions. Further, upon the occurrence of an Event of Default, as that term is defined in the Notes, the Notes shall be convertible at the option of the holders into shares of the Common stock of the Company at a price equal to 80% of the lowest closing sale price of the Company’s common stock as reported on the Nasdaq Global Market on any trading day during the five (5) trading days prior to the respective conversion date. The Company also recorded debt issuance cost of $320,000 to be amortized as interest expense over the term of the loan using the straight-line method.

In accordance with ASU 2020-06, the Company accounts for the convertible notes as a single liability instrument. The notes are recorded at amortized cost, and interest expense is recognized using the effective interest method. The effective interest rate on the notes is approximately 7.72% per annum, which reflects the amortization of issuance costs and original issuance discount.

Through September 30, 2025, interest expense of $1,020,794 was recognized from the accretion of OID and accretion of the debt issuance cost. Subsequent to September 30, 2025, the Company exercised the first of three available extensions on the convertible promissory notes. The notes are now set to mature on November 16, 2025.

The following table summarizes the Company’s outstanding Notes as of September 30, 2025:

For the Nine Months Ended September 30, 2025
Purchase price of convertible promissory notes	$5,000,000
Less: unamortized original issuance discount	(179,206)
Less: unamortized debt issuance cost	(120,000)
Net convertible promissory note	$4,700,794

Note 6 – Leases

On February 1, 2024, the Company entered a 24-month lease for office space, which calls for a monthly base rent of $25,000, increasing at 3% per annum. The Company has only one operating lease and has no financing leases. The Company’s lease does not contain options to renew or extend the lease term or options to terminate leases early, except for insolvency. On November 27, 2024, the Company amended the lease expiration date from January 31, 2026, to January 31, 2025. As of December 31, 2024, the consolidated balance sheet reflects a right-of-use asset of $23,526 and a lease liability of $24,722. The lease liability was computed using an interest rate of 13.49%.

In April 2025, the Company entered into a 63 month lease for office space which calls for a monthly base rent of $6,778, increasing at approximately 3% per annum. The lease liability was computed using an interest rate of 3.72% and as of September 30, 2025 the lease has a remaining 58 months. In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the lease term. The Company’s net lease non-lease components (e.g., standard area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and, therefore, are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. At September 30, 2025 the consolidated balance sheet reflects a right-of-use asset of $379,509 and a lease liability of $378,741.

The Company recorded lease expense of $21,781 and $102,704 during the three months ended September 30, 2025 and 2024, respectively, and $43,743 and $214,497 during the nine months ended September 30, 2025, and 2024, respectively, within general and administrative expenses on the condensed consolidated statements of operations. Cash paid for amounts included in the measurement of lease liability was $20,335 and $125,000 and $40,670 and $200,000, respectively, during the three and nine months ended September 30, 2025, and 2024, respectively.

The following are the expected maturities of lease liabilities for operating leases as of September 30, 2025:

Twelve Months Ended December 31,
2025 (three months)	$20,335
2026	83,137
2027	85,663
2028	88,231
2029	90,928
Thereafter	44,944
Total	413,238
Less: interest	(34,497)
Present value of lease liability	378,741
Less: current portion	(69,877)
Noncurrent portion	$308,864

Note 7 – Common and Preferred Stock

NTHI is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2025, no preferred shares have been issued. The board of directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of shares of Preferred Stock in one or more series, and by filing a certificate pursuant to the applicable law of the State of Delaware, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereof. The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the Common Stock, without a vote of the holders of the Preferred Stock, or any series thereof, unless a vote of any such holders is required pursuant to the terms of any Preferred Stock Designation.

During the nine months ended September 30, 2025, the Company sold 727,750 shares of common stock at a price of $16.00 per share for gross proceeds of $11,644,005 pursuant to a private placement of its securities, issued 46,000 shares as part of advisory services related to the listing and as part of the private placement fee for our equity line of credit, 162,500 shares were issued for the cashless exercise of warrants, and issued 447,527 shares from the sale of shares under the equity line of credit, and the release of 3,310,000 shares for restricted stock units.

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

In connection with the agreement, the Company paid $300,000 in placement agent fees to Broker for securing $2,500,000 in commitments for the Private Placement. This fee was paid when the funds were released from escrow and recorded as a reduction to additional paid-in capital on the condensed consolidated statement of shareholders’ deficit as of September 30, 2025.

Advisory Services

On October 3, 2024, as amended on January 23, 2025, the Company entered into an agreement with Broker, for financial advisory and investment banking services in connection with a direct listing of the Company’s common stock on the Nasdaq Global Market or other major US market. The agreement provides for a one-time fee of $250,000 payable three days after the direct listing and the issuance of 30,000 shares of common stock (which are restricted until the shares are registered by filing a resale S-1 within 30 days after the effective date of the direct listing). In addition, the Company agreed to pay up to $100,000 for fees and expenses of legal counsel and other out-of-pocket expenses plus the costs associated with the use of a third-party electronic road show service. Such fees were included in accounts payable and deferred offering costs in the accompanying consolidated balance sheets as of December 31, 2024. The fair value of the 30,000 shares issued in March 2025, amounting to $363,300, was determined using the closing day price of $12.11. This amount was recorded as an advisory fee on the condensed consolidated statement of operations for the nine months ended September 30, 2025. The agreement expired on January 3, 2025 and was amended and restated on January 23, 2025 to extend the term for another six months through July 23, 2025. This agreement expired in July 2025.

Deferred Offering Costs – Direct Listing

Deferred offering costs relating to the Private Placement and direct listing at December 31, 2024 totaled $1,071,947. At September 30, 2025, this amount plus $0 and $319,633 incurred in the three and nine months ended September 30, 2025, respectively was reclassified against the common stock issued in the condensed consolidated statement of changes in shareholder’s deficit.

Equity Purchase Agreement

On October 22, 2024, the Company entered into an equity purchase agreement (the “Equity Purchase Agreement”) with Mast Hill Fund, LP (“Mast Hill”) pursuant to which the Company may sell and issue to Mast Hill, and the investor may purchase from the Company, up to $50,000,000 of Company’s common stock. Under the Equity Purchase Agreement, the Company has the right, but not the obligation, to direct Mast Hill, by its delivery to the Mast Hill of a Put Notice from time to time, to purchase Put Shares (i) in a minimum amount not less than $50,000 and (ii) in a maximum amount up to the lesser of (a) $750,000 or (b) 150% of the average trading volume of the Company’s common stock during the five trading days immediately preceding the Put Date.

The actual amount of proceeds the Company receives pursuant to each Put Notice (each, the “Put Amount”) is determined by multiplying the Put Amount requested by the applicable purchase price. The purchase price for each of the Put Shares equals 95% of the Market Price, (as defined below) less the Clearing Costs (as defined below). Market Price is the lowest volume weighted average prices of the Company’s common stock on its principal market on any trading day during the Valuation Period (as defined below). The Valuation Period is the five trading days immediately following the date on which Mast Hill receives the Put Shares in its brokerage account. Clearing Costs are all the fees incurred by Mast Hill with respect to its brokerage firm, clearing firm, Company transfer agent fees, and attorney fees, with respect to the Put Shares.

The term of the Equity Purchase Agreement commenced on the effective date of the direct listing and will terminate on the earlier of (i) the date on which the Mast Hill shall have purchased Put Shares equal to the $50,000,000, (ii) twenty-four (24) months after the date of the Equity Purchase Agreement, (iii) written notice of termination by the Company to Mast Hill, (iv) this Registration Statement is no longer effective after the initial effective date of this Registration Statement, or (v) the date that, pursuant to or within the meaning of any Bankruptcy Law, the Company commences a voluntary case or any Person commences a proceeding against the Company, a receiver, trustee, assignee, liquidator or similar official is appointed for the Company or for all or substantially all of its property or the Company makes a general assignment for the benefit of its creditors. For the three and nine months ended September 30, 2025, the Company sold 447,527 shares of common stock at $3.73 – $9.53 per share under the Equity Purchase Agreement, resulting in net proceeds of $3,198,735. Since the shares were purchased at a discount as a result of the five-day settlement period, the settlement feature is considered a derivative liability. The fair value of the derivative approximates the loss on the settlement of such shares or $380,162 which was recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025.

In connection with this agreement, we issued 16,000 shares of common stock to Mast Hill. The fair value of the shares granted to Mast Hill upon issuance was determined by using the closing day price of $12.11. Such amount net of amortization was recorded as deferred offering cost on the condensed consolidated balance sheet as of March 31, 2025. For the three and nine months ended September 30, 2025, the Company reported $24,220 and $94,458, respectively as amortization expense in the condensed consolidated statement of operations, and the remaining deferred offering costs of $99,302 at September 30, 2025 are to be amortized over the remaining term of the Equity Purchase Agreement.

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

In January and February 2024, 2,460,000 and 200,000, respectively, restricted stock units (“RSUs”) were granted to the executive officers and members of the Board of Directors further to the 2023 Plan as described above. Of the total RSUs granted (tranche 1) 1,686,667 vest 100% seven months from the date that the Company lists on a national exchange, (tranche 2) 466,667 will vest in equal monthly instalments over a one (1) year period commencing on the eighth month from the effective date of the listing on a national exchange and (tranche 3) 486,666 are performance-based, the vesting of which will be predicated on certain financial and operational performance metrics being met after the effective date of the listing on a national exchange as set forth the grant agreements. Since tranche 3 is performance based, it is not yet probable that all of the performance vesting conditions will be met and as such no expense has been recognized for tranche 3 as of September 30, 2025.

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

On June 1, 2025, 300,000 RSUs were forfeited resulting in a reversal of $1,329,062 of shared based compensation during the nine months ended September 30, 2025.

On June 5, 2025, 200,000 RSUs were granted to the one board member. 66,667 RSUs vest 100% seven months from the date of issuance, 66,667 RSUs vest 100% thirty-six months from the date of issuance. The remaining 66,667 RUS’s vest thirty-six months from the date certain performance metrics are achieved.

The Company determined the fair value of all the RSUs at their respective grant dates to be $32,495,174 based on the price of the most recent sale of common stock prior to each grant date for those RSU’s granted prior to the Listing Date or the quoted market value for the RSU’s granted after the Listing Date. For the nine months ended September 30, 2025, the company recognized $25,964,096. As of September 30, 2025, there was unamortized stock-based compensation of approximately $9,270,400 which the Company expects to recognize over approximately 6.75 years.

The activity related to RSUs is summarized as follows:

Restricted Stock Units
Activity	RSUs Granted
2024
January 1, 2024	-
Granted	3,060,000
Cancelled	(100,000)
December 31, 2024	2,960,000
2025
Granted during nine months ended September 30, 2025	350,000
Forfeited	(300,000)
Balance at September 30, 2025	3,010,000
Released RSUs for nine months ended September 30, 2025	-

As of September 30, 2025, 1,754,500 RSU’s remain unissued in the 2023 Plan.

Note 9 – Commitments and Contingencies

Line of Credit Commitment – Related Party

On October 11, 2024, the Company entered into a Line of Credit Agreement (“the Agreement”) with HCWG for borrowings of up to $10.0 million. Borrowings under the Line of Credit Agreement bear interest at 10.0% per annum and increases to 14% if the Agreement is extended. Interest payments are due on the first business day of each calendar month and the unpaid principal is due on October 12, 2027. No amounts have been borrowed under the facility through September 30, 2025.

In connection with the agreement, the Company issued HCWG five-year warrants to purchase up to 312,500 shares of our common stock at an exercise price of $12.00 per share. These warrants expire on October 23, 2029. As of December 31, 2024, there were 312,500 warrants issued, outstanding and fully vested. In March 2025, 162,500 warrants were exercised in a cashless exercise, resulting in the issuance of 162,500 shares of common stock. At September 30, 2025, there are 150,000 shares of common stock remaining available to be purchased under the warrant.

The fair value of the warrants on the grant date was determined using the Black-Scholes valuation model, with the following key assumptions:

●	Fair value of common stock: $12.00

●	Expected volatility: 86%

●	Risk-free interest rate: 4.82%

●	Term: 2.5 years

The fair value of warrants at inception was $2,015,413, which was recorded as additional paid-in capital on the condensed consolidated statement of changes stockholders’ deficit for the year ended December 31, 2024, and as debt issuance costs on the balance sheet. The debt issuance costs are being amortized over the term of the line of credit and amounted to $167,951 and $503,853 for the three and nine months ended September 30, 2025. At September 30, 2025 and December 31, 2024, unamortized debt issuance costs total $1,366,458 and $1,870,316, respectively, which will be amortized over the remaining 13 months of the facility.

Litigation

From time to time, the Company is involved in various disputes, claims, liens and litigation matters arising out of the normal course of business which could result in a material adverse effect on the Company’s combined financial position, results of operations or cash flows. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that liability has been incurred, and the amount of the assessment can be reasonably estimated. As of September 30, 2025 and December 31, 2024, the Company had no liabilities recorded for loss contingencies, except as below.

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

In 2023, the Company sent notice to OEP indicating their intent to terminate the Agreement with OEP, after which OEP threatened litigation. On February 15, 2024, OEP and the Company entered into a settlement agreement whereas the Company and OEP terminated the Agreement in exchange for a payment in the amount of $4,000,000 payable by the Company to OEP within ten days of the date the Company completes its initial public offering. The Company has a litigation settlement payable of $4,000,000 in the accompanying condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively. As of the date of this filing, the Company has not paid the litigation settlement amount.

On June 6, 2023, a vendor filed a complaint against the Company for breach of contract in the Central District of California. The vendor alleged that the Company improperly terminated an Intellectual Property License and Supply Agreement (“IPLSA”) and that the Company also defrauded the vendor in connection with IPLSA. This matter was settled on October 16, 2023, and the Company agreed to pay the vendor $600,000 within 5 business days of the close of the date that the Company completes an IPO or March 31, 2024, whichever occurs first. The Company has a litigation settlement payable in the accompanying condensed consolidated balance sheet at September 30, 2025 and December 31, 2024. As of the date of this filing, the Company has not paid the litigation settlement amount.

On March 31, 2024, a vendor agreed to extend the payment until May 15, 2024 for payment of an additional $25,000, payable on demand. On July 25, 2024, the arbitrator granted the implementation of interest at the statutory rate on the unpaid balance commencing May 15, 2024 until paid, therefore an additional $48,750 and $146,250 of interest expense is recognized in the accompanying condensed consolidated statement of operations during the three and nine months ended September 30, 2025, respectively.

At September 30, 2025 and December 31, 2024, an aggregate of $146,250 and $41,250 of accrued interest is included in litigation settlement payable in the accompanying condensed consolidated balance sheet.

In August 2025, the Company was awarded a grant totaling $400,000 in gross proceeds from the National Institutes of Health (NIH). The Company’s portion of the total proceeds made available from the NIH Grant is approximately $160,000, net of subcontractor costs, as allowable expenses are incurred. For the three and nine months ended September 30, 2025 no allowable expenses under the NIH grant were incurred by the Company.

In September 2025, the Company was awarded a grant totaling approximately $1,007,000 in gross proceeds from the National Institutes of Health (NIH). The Company’s portion of the total proceeds made available from the NIH Grant is approximately $245,000, net of subcontractor costs, as allowable expenses are incurred. For the three and nine months ended September 30, 2025 no allowable expenses under the NIH grant were incurred by the Company.

Note 10 – Segment Reporting

The Company manages its business activities on a consolidated basis and operates as a single operating segment: Biotechnology. The accounting policies of the Biotechnology segment are the same as those described in Note 1 – Summary of Significant Accounting Policies.

Our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer, Amir Heshmatpour. The CODM uses net loss, as reported on our condensed consolidated statement of operations, in evaluating the performance of the biotechnology segment and determining how to allocate resources of the Company as a whole, including investing in our research and development programs and acquisition/licensing strategy. The CODM does not review assets in evaluating the results of the biotechnology segment, and therefore, such information is not presented. The following supplemental information breaks down the research and development costs for the three and nine months ended September 30, 2025 and 2024, respectively.

	For the Nine Months Ended September 30,
	2025	2024
Revenues	$39,990	$63,000

Less: Significant and other segment expenses:
NEO100	851,664	693,328
NEO100-02	327,373	203,075
NEO212	798,997	549,249
Pediatric	169,663	103,338
Laboratory	192,377	362,858
Other	50,518	53,878
Total research and development expense	2,390,592	1,965,726

Advisory fee	11,737,806	500,000
Legal and accounting	1,754,287	1,374,869
Employee compensation expenses	516,428	331,873
Amortization expense	798,311	178,869
Investor relations	959,431	18,623
Share based compensation	25,964,096	-
Other general and administrative expense	1,260,873	721,831
Interest expense - related parties’ loans	1,227,487	2,559,456
Loss on extinguishment of Bridge loan - related party	-	2,069,923
Loss on settlement	380,162	-
Interest and other income	(327,377)	(12,687)
Net loss	$(46,622,106)	$(9,645,482)

	For the Three Months Ended September 30,
	2025	2024
Revenues	$-	$-

Less: Significant and other segment expenses:
NEO100	163,036	236,607
NEO100-02	125,586	79,644
NEO212	343,368	189,553
Pediatric	70,653	34,350
Laboratory	-	362,858
Other	12,395	53,713
Total research and development expense	715,038	956,725

Advisory fee	-	500,000
Legal and accounting	276,378	219,531
Employee Expenses	182,268	186,149
Amortization expense	438,111	67,076
Investor relations	188,358	11,960
Share based compensation	5,040,246	-
Other general and administrative expense	532,359	253,348
Interest expense - related parties’ loans	869,815	2,400
Loss on extinguishment of bridge loan	-	-
Loss on settlement	380,162	-
Interest and other income	(6,815)	(12,687)
Net loss	$(8,615,920)	$(2,184,500)

Note 11 – Subsequent Events

On July 24, 2025, the Company entered into an agreement with Dr. Ishwar K. Puri and Beth R. Levinson for the acquisition of all equity interests in JandB Holdings LLC, a California limited liability company (“J&B”). J&B was newly formed and held a single patented asset. No other assets, liabilities, employees or facilities were acquired. The single asset passed the “screen test” to be considered an asset acquisition. Expenses of the transaction were not significant.

Under the terms of the asset acquisition, the transaction consideration includes:

(i)	a cash payment of $500,000 and

(ii)

shares of Company common stock equal to (a) 120,000 shares of Company common stock with an attributed value of $25 per share, less (b) an amount of shares equal to (x) the aggregate transaction fees incurred by the Company in connection with all of the transactions related to the Agreement divided by (y) $25.00, rounded up to the nearest whole share.

The Company remitted the cash payment for the patent on October 3, 2025 and received assignment of the patent effective October 8, 2025. As of November 13, 2025, the shares have yet to be issued.

On October 4, 2025, the Company’s wholly owned subsidiary, NuroMENA, signed a Master Services Agreement (MSA) with Insights Research Organization & Solutions (IROS), a UAE- based contract research organization (CRO) and part of the M42 group. The MSA has an initial term of three years from the first work order executed under the agreement. The first work order to be executed under the MSA covers a multi-site, randomized Phase 2b/3 study titled A Multi-Site, Randomized, Phase 2b/3 Study Evaluating Overall Survival of Intranasal NEO100 in Patients with Progressive or Recurrent Grade III Astrocytomas and Glioblastoma Multiforme (GBM), Stratified by IDH1 Mutation Status, Compared to Best Standard of Care.

On November 4, 2025, the Company sold 76,665 shares of common stock at $9.78 per share for gross proceeds of approximately $750,000 pursuant to Equity Purchase Agreement with Mast Hill Fund, LP.

On November 6, 2025, the Company granted 1,200,000 RSUs to Amir Heshmatpour and 70,000 RSUs to Grace Fisher.

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

On October 11, 2024, the Company entered into an agreement with a broker dealer to serve as placement agent and provide broker services in connection with the proposed sale of common stock up to $10,000,000. Under this agreement, through December 31, 2024, the Company closed on commitments from investors to purchase 625,000 shares of common stock of the Company at $16 per share for total commitments of $10,000,000, which were to be held in escrow until the Company’s registration statement was declared effective. During the three months ended March 31, 2025, prior to the Company having an effective registration statement, the Company closed on an additional commitment to purchase 102,750 shares of common stock of the Company at $16.00 per share, for total commitments of $1,644,000. On March 10, 2025, the Company’s registration statement was declared effective at which time the $11,644,000 in escrow was released to the Company. On March 26, the Company was listed (“Listing”) on the NASDAQ global markets.

Investment and Joint Venture

In June 2025, the Company (through its recently formed subsidiary – Nuromena Holdings Ltd. “NuroMena”) entered into a letter of intent to form an investment and joint venture agreement with a Middle-East investor (“Investor”), Quazar Investments. At the formation date, the Company would own 10 million shares of NuroMena and contribute a license to its technology to NuroMena, and the Investor will purchase 2.5 million shares of NuroMena for a subscription price of $400,000 (“Initial Investment”). Following the formation of the entity and closing of the Initial Investment, the Investor shall source one or more future investors to purchase up to $50.0 million at $25/share in common stock of the Company, of which 70% of the proceeds will be maintained by the Company and 30% will be transferred to an operating entity to be formed under NuroMena, to conduct clinical trials in the middle-east markets. As of the date of this filing, the Initial Investment has not yet occurred.

Liquidity

Since its inception, we have incurred significant operating losses. Our net loss was $8,615,920 and $2,184,500, for the three months ended September 30, 2025 and 2024, respectively, and $46,622,106 and $9,645,482 for the nine months ended September 30, 2025 and 2024, respectively. We had an accumulated deficit of $97,230,551 at September 30, 2025. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

Amortization on deferred offering costs resulted from the issuance of common stock in connection with a private equity agreement.

Loss on Change in Fair Value of Derivative Liability

Loss on change in fair value of derivative liability relates to the fair value of the discount offered to stockholders who purchased shares under the equity line of credit.

Comparison of the three and nine months ended September 30, 2025 and 2024:

Results of Operations

The following table summarizes our results of operations for the periods presented:

	For the Three Months Ended September 30,
	2025	2024	Change
Revenues:
Revenue	$-	$-	$-
Cost of Revenues		-
Operating Expenses:
Research and development	715,038	956,725	(241,687)
Legal and professional	276,378	496,803	(220,425)
General and administrative	902,985	243,659	659,326
Share based compensation	5,040,246	-	5,040,246
Advisory Fee	-	500,000	(500,000)
Total Operating Expenses	6,934,647	2,197,187	4,737,460
Loss From Operations	(6,934,647)	(2,197,187)	(4,737,460)

Other Income (Expense):
Interest and other income	6,815	12,687	(5,872)
Amortization expense	(438,111)	-	(438,111)
Interest expense - related parties	(869,815)	-	(869,815)
Loss on change in fair value of derivative liability related to sales of common stock through equity line of credit	(380,162)	-	(380,162)
Net Loss	$(8,615,920)	$(2,184,500)	$(6,431,420)

Revenue

No revenue was generated for fees for a “right to try” humanitarian program during the three months ended September 30, 2025 and 2024.

Research and Development Expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	For the Three Months Ended September 30,
	2025	2024
Research and development costs by project:
NEO100-01	$163,036	$236,607
NEO100-02	125,586	79,644
NEO212	343,368	189,553
Pediatric	70,653	34,350
Laboratory	-	362,858
Other	12,395	53,713
Total	$715,038	$956,725

	For the Three Months Ended September 30,
	2025	2024	Change
Clinical trial expense	$702,643	$540,154	$162,489
Research and laboratory	12,395	416,571	(404,175)
Total research and development expense	$715,038	$956,725	$(241,686)

Research and development expenses were $715,038 and $956,725 for the three months ended September 30, 2025 and 2024, respectively. A portion of these expenses amounting to approximately $12,395 and $416,571 for the three months ended September 30, 2025 and 2024, respectively are from the University of Southern California (USC), where Dr. Chen is a member of the faculty. The total decrease of $241,686 was primarily due to:

●	Pre-clinical laboratory work in 2024 was completed, such that there were no such costs in 2025.

●	The recruitment for NEO212.

Legal and Professional Expenses

Legal and professional expenses were $276,378 and $496,803 for the three months ended September 30, 2025 and 2024, respectively. The decrease of $220,425 was primarily due to the completion of the direct listing process which occurred in the first quarter of 2025.

General and Administrative Expenses

General and administrative expenses were $902,985 and $243,659 for the three months ended September 30, 2025 and 2024, respectively. The increase of $659,326 was primary due to a marketing campaign, increased employee headcount and resultant compensation and benefits, rent and travel expenses and expense incurred in pursuit of the Middle East deal.

Share Based Compensation

Share based compensation resulted from the granting of RSUs and is the recognition of the expense from the grant date (which included a catch up period from the original date of issuance of the RSU’s through the Listing Date, due to the removal of the contingency which occurred on the Listing Date) during the three months ended September 30, 2025.

Interest Expense

Interest expense was $869,815 and $0 for the three months ended September 30, 2025 and 2024, respectively. The interest for the three months ended September 30, 2025 relates primarily to the accrued interest for a litigation matter and the accretion of the convertible note payable of $820,794.

Interest and other Income

Interest income was $6,815 and $12,687 for the three months ended September 30, 2025 and 2024, respectively. The interest income for the three months ended September 30, 2025 and 2024, relates primarily interest earned on the money market account.

Loss on Change in Fair Value of Derivative Liability

Loss on change in fair value of derivative liability was $380,162 and $0 for the three months ended September 30, 2025 and 2024, respectively. The loss on settlement is related to the discount offered investors who purchased shares of common stock under the equity line of credit, which commenced in July 2025.

Amortization of Debt Issuance and Deferred Offering Costs

The amortization of debt issuance costs was approximately $438,111 and $0 for the three months ended September 30, 2025 and 2024, respectively. This represents the amortization of the debt issuance costs associated with the warrants issued for the HCWG line of credit, offering costs relating to the Mast Hill agreement and debt issuance cost associated with the convertible promissory notes.

The following table summarizes our results of operations for the periods presented:

	For the Nine Months Ended September 30,
	2025	2024	Change
Revenues:
Revenue	$39,990	$63,000	$(23,010)
Cost of Revenues
Operating Expenses:
Research and development	2,390,592	1,965,726	424,866
Legal and professional	1,754,287	1,652,141	102,146
General and administrative	2,736,732	973,923	1,762,809
Share based compensation	25,964,096	-	25,964,096
Advisory fees	11,737,806	500,000	11,237,806
Total Operating Expenses	44,583,513	5,091,790	39,491,723
Loss From Operations	(44,543,523)	(5,028,790)	(39,514,733)

Other Income (Expense):
Interest and other income	327,377	12,687	314,690
Amortization expense	(798,311)	-	(798,311)
Interest expense	(1,227,487)	(2,559,456)	1,331,969
Loss on extinguishment of Bridge loan - related party	-	(2,069,923)	2,069,923
Loss on settlement of common share purchases	(380,162)	-	(380,162)
Net Loss	$(46,622,106)	$(9,645,482)	$(36,976,624)

Revenue

Revenue was generated for fees for a “right to try” humanitarian program during 2025 and 2024.

Research and Development Expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	For the Nine Months Ended September 30,
	2025	2024
Research and development costs by project:
NEO100-01	$851,664	$693,328
NEO100-02	327,373	203,075
NEO212	798,997	549,249
Pediatric	169,663	103,338
Laboratory	192,377	362,858
Other	50,518	53,878
Total	$2,390,592	$1,965,726

	For the Nine Months Ended September 30,
	2025	2024	Change
Clinical trial expense	$2,147,697	$1,548,990	$598,707
Research and laboratory	242,895	416,736	(173,841)
Total research and development expense	$2,390,592	$1,965,726	$424,866

Research and development expenses were $2,390,592 and $1,965,726 for the nine months ended September 30, 2025 and 2024, respectively. A portion of these expenses amounting to approximately $242,895 and $416,736 for the nine months ended September 30, 2025 and 2024, respectively are from the University of Southern California (USC), where Dr. Chen is a member of the faculty. The total increase of $424,866 was primarily due to:

●	The addition of clinical trial sites for NEO100’s clinical trial.

●	The recruitment for NEO212.

●	The start of the clinical trial for NEO100-03for a Pediatric Indication

●	Increased patient recruitment efforts.

Legal and Professional Expenses

Legal and professional expenses were $1,754,287 and $1,652,141 for the nine months ended September 30, 2025 and 2024, respectively. The increase of $102,146 was primarily due to completion of the direct listing process.

General and Administrative Expenses

General and administrative expenses were $2,736,732 and $973,923 for the nine months ended September 30, 2025 and 2024, respectively. The increase of $,762,809 was primary due to amarketing campaign, increased employee headcount and resultant compensation and benefits, rent and travel expenses.

Share Based Compensation

Share based compensation resulted from the granting of RSUs and is the recognition of the expense from the grant date (which included a catch up period from the original date of issuance of the RSU’s through the Listing Date, due to the removal of the contingency which occurred on the Listing Date) through September 30, 2025.

Advisory Fee

The advisory fee was earned on the Listing Date March 26, 2025.

Interest Expense

Interest expense was $1,227,487 and $2,559,456 for the nine months ended September 30, 2025 and 2024, respectively. The interest for the nine months ended September 30, 2025 relates to the short-term loan in March from a related party in the amount of $300,000 and $146,250 interest for a litigation matter, and the accretion of the convertible note payable of $820,794. The OID interest for the nine months ended September 30, 2024 relates to the OID for the related party bridge loan that was converted into common stock in June of 2024.

Amortization of Debt Issuance and Deferred Offering Costs

The amortization of debt issuance costs was $798,311 and $0 for the nine months ended September 30, 2025 and 2024, respectively. This represents the amortization of the warrants issued for the HCWG line of credit and deferred offering costs relating to the Mast Hill agreement.

Loss on Change in Fair Value of Derivative Liability

Loss on change in fair value of derivative liability was $380,162 and $0 for the three months ended September 2025 and 2024, respectively. The loss on settlement is related to the discount offered investors who purchased shares of common stock under the equity line of credit, which commenced in July 2025.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	For the Nine Months Ended September 30,
	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(16,772,777)	$(3,259,512)	$(13,513,265)
Financing activities	18,221,108	4,562,277	13,658,831
Net increase (decrease) in cash	$1,448,331	$1,302,765	$145,566

Operating Activities

During the nine months ended September 30, 2025, net cash used in operating activities was $16,772,777 consisting primarily of our net loss of $46,622,106, offset by share based compensation of $25,964,096, accretion of original issue discounts of $820,794, amortization of assets of $1,161,331 and the accrued advisory fee of $3,675,569. These were offset by decreases in accrued compensation in the amount of $479,775 and prepaid expenses in the amount of $267,161.

During the nine months ended September 30, 2024, net cash used in operating activities was $3,259,512 consisting primarily of our net loss of $9,645,482 less the non-cash charge of the accretion of the original issue discount on the bridge loan in the amount $2,558,241, less the non-cash charge for the loss on extinguishment of convertible debt of $2,069,923 and an increase in accounts payable of $957,162.

Financing Activities

During the nine months ended September 30, 2025, cash provided by financing activities was $18,221,108 consisting primarily of the sale of common stock of $11,324,522, proceeds from the issuance of the convertible note of $4,000,000 and proceeds from the sales of common stock under the equity line of credit of $3,196,736.

During the nine months ended September 30, 2024, cash used in financing activities was $4,562,277, consisting primarily of proceeds from the sale of common stock of $4,615,789.

Liquidity and Capital Resources

Sources of Liquidity/Going Concern

Since our inception, we have funded our operations through the sale and issuance of preferred and common stock and debt financing rounds from related and third parties.

During the nine months ended September 30, 2025, the Company sold 727,750 shares of common stock at a price of $16.00 per share for gross proceeds of $11,644,005 pursuant to a private placement of its securities, issued 46,000 shares as part of advisory services related to the listing and as part of the private placement fee for our equity line of credit, 162,500 shares were issued for the cashless exercise of warrants and issued 447,527 shares from the sale of shares under the equity line of credit,

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since our inception, we have not generated any revenue from product sales or any other sources, except humanitarian use, and we have incurred significant operating losses. We have not yet commercialized any products, and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. As reflected in the accompanying consolidated financial statements, we have incurred recurring net losses since our inception. For the three and nine months ended September 30, 2025, the Company incurred a net loss of $8,615,920 and $46,622,106, respectively, and had an accumulated deficit of $97,230,551 at September 30, 2025. At September 30, 2025, the Company had cash totaling $1,513,224. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our strategies, such as executing additional licensing contracts. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2025 or the year ended December 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, and due to material weaknesses in our internal control over financial reporting related to; controls over segregation of duties, entity level controls over the risk assessment, information and communication and monitoring process, financial controls over all significant transaction classes, controls over authorization and tracking of related party transactions and controls over information technology over user access and provisioning, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published consolidated financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all errors and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of September 30, 2025, due to the material weakness in our internal control over duties separation, company-wide risk and communication processes, major financial transactions, related party dealings, and IT user access management. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On June 6, 2023, a vendor filed a complaint against the Company for breach of contract in the Central District of California. The vendor alleged that the Company improperly terminated an Intellectual Property License and Supply Agreement (“IPLSA”) and that the Company also defrauded the vendor in connection with the IPLSA. This matter was settled on October 16, 2023, and the Company agreed to pay the vendor $600,000 within 5 business days of the close of the date that the Company completes an IPO or March 31, 2024, whichever occurs first. The Company recognized this as a litigation settlement expense in the accompanying consolidated statement of operations for the year ended December 31, 2023.

On March 31, 2024, the vendor agreed to extend the payment until May 15, 2024 for payment of an additional $25,000. The Company has not made the payment as of October 28, 2024, and the settlement is payable on demand. Such an amount is included in litigation settlement payable in the accompanying consolidated balance sheet at December 31, 2024. On July 25, 2024 the arbitrator granted the implementation of interest at the statutory rate on the unpaid balance commencing May 15, 2024 until paid. This is still outstanding at September 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the nine months ended September 30, 2025, the Company issued the following unregistered securities:

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

Recent Sales of Registered Securities

In July 2025, the Company sold 132,342 shares of common stock at $3.73 per share for gross proceeds of approximately $489,000 pursuant to Equity Purchase Agreement with Mast Hill Fund, LP.

In September 2025, the Company sold 315,185 shares of common stock at $7.60 – 9.53 per share for gross proceeds of approximately $2,710,000 pursuant to Equity Purchase Agreement with Mast Hill Fund, LP.

Use of Proceeds

Not applicable.

Repurchases

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed on Form 8-K filed by the Registrant on March 27, 2025)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 filed on Form 8-K filed by the Registrant on March 27, 2025)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
4.2	Fourth Amended & Restated Promissory Note, dated December 4, 2023, by NeOnc Technologies Holdings, Inc. and Holders (incorporated by reference to Exhibit 4.2 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
4.3	Promissory Note, dated October 11, 2024, by NeOnc Technologies Holdings, Inc. and HCWG LLC (incorporated by reference to Exhibit 4.3 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
4.4	Common Stock Purchase Warrant, dated October 11, 2024, by NeOnc Technologies Holdings, Inc. and HCWG LLC (incorporated by reference to Exhibit 4.4 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
4.5	Promissory Note, dated February 25, 2025, by NeOnc Technologies Holdings, Inc. and Amir Heshmatpour (incorporated by reference to Exhibit 4.5 filed with the Registration Statement on Form S-1 filed by the Registrant on February 26, 2025)
4.6	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on July 22, 2025)
10.1	Form of Convertible Promissory Note Purchase Agreement (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on July 22, 2025)
10.2	Letter of Intent dated July 24, 2025, between the Company, Dr. Ishwar Puri and Beth Levinson (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on July 30, 2025)
10.3	Subscription Agreement dated June 28, 2025, between NuroMENA and Quazar (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on August 1, 2025)
10.4	Share Exchange Agreement, dated August 18, 2025 (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on August 22, 2025)
10.5	Master Services Agreement, dated October 4, 2025 (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on October 9, 2025)
10.6#	Third Amendment to Employment Agreement (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on November 6, 2025)
10.7#	Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on November 6, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Los Angeles, California, on November 14, 2025.

By:	/s/ Amir Heshmatpour
Name:	Amir Heshmatpour
Title:	Chief Executive Officer and President

As required under the Securities Act of 1933, this Quarterly Report on Form 10-Q has been signed below by the following persons, in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Amir Heshmatpour	Chief Executive Officer	November 14, 2025
Amir Heshmatpour	(Principal Executive Officer)

/s/ Keithly Garnett	Chief Financial Officer	November 14, 2025
Keithly Garnett	(Principal Accounting Officer)