Form 10-K
period 2025-12-31
NEONC TECHNOLOGIES HOLDINGS, INC.
filed 2026-03-31
CIK 1979414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-42567

NeOnc Technologies Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	92-1954864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23975 Park Sorrento, Suite 205 Calabasas, CA	91302
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 663-7831

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NTHI	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, computed based on the closing price of shares of common stock on the Nasdaq Global Market on June 30, 2025 was approximately $67.9 million.

The number of shares of the registrant’s common stock outstanding as of March 30, 2026 was 23,806,216.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III of this Annual Report is incorporated by reference to specified portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2026 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2025.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections titled “Business”, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements that can involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

●	the timing, progress and results of preclinical studies and clinical trials for our current and future product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;

●	the timing, scope or likelihood of regulatory submissions, filings, and approvals, including final regulatory approval of our product candidates;

●	our ability to secure the financing needed to advance our products on terms acceptable to us;

●	our ability to develop and advance product candidates into, and successfully complete, clinical trials;

●	our expectations regarding the size of the patient populations for our product candidates, if approved for commercial use;

●	the implementation of our business model and our strategic plans for our business, product candidates and technology;

●	our commercialization, marketing and manufacturing capabilities and strategy;

●	the pricing and reimbursement of our product candidates, if approved;

●	the rate and degree of market acceptance and clinical utility of our product candidates, in particular, and cell therapy, in general;

●	our ability to establish or maintain collaborations or strategic relationships or obtain additional funding;

●	our competitive position;

●	the scope of protection we and/or our licensors are able to establish and maintain for intellectual property rights covering our product candidates;

●	developments and projections relating to our competitors and our industry;

ii

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements; and

●	the impact of laws and regulations.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein until after we distribute this Annual Report, whether as a result of any new information, future events or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

iii

Part I

Item 1. Business

Overview

Our company (f/k/a NAS-ONC, Inc.) was formed in 2008, devoted to developing new drugs with new delivery modes. As a clinical-stage biopharmaceutical company, we have focused on establishing treatments for intracranial malignancies, i.e., aggressive cancers located in the brain. These cancer types include primary brain cancers, such as meningioma, high grade gliomas, glioblastoma, and secondary brain cancers, that have arrived through metastatic spread from other cancers throughout the body, such as melanoma or breast and lung cancer. Brain- malignancies are particularly difficult to treat because the blood-brain barrier prevents efficient entry of most pharmacotherapeutic agents into the brain. As a result, these patients are faced with poor prognoses and shortened average life expectancy. NeOnc is developing novel drug delivery methods to be used in combination with novel drug candidates.

NeOnc has two lead products in development: NEO100 and NEO212. NEO100 is a purified form of perillyl alcohol (“POH”) which is administered to brain cancer patients via intranasal delivery. Ongoing activities for intranasal delivery of NEO100:

●	We have completed human testing in a Phase I clinical trial and are now conducting a Phase IIa trial with patients suffering from recurrent malignant glioma (WHO Grade III, IDH1 mutant, and WHO Grade IV, IDH1 mutant).

●	Phase IIa trial of intranasal NEO100 (NEO 100-02) for patients with malignant skull-based meningioma is also ongoing. Meningiomas are slow-growing tumors originating in the meninges, the membranous layers surrounding the brain and spinal cord. We initiated this because these patients lack effective treatment options. These tumors are notoriously difficult to access, and conventional methods like surgery often lead to significant neurological deficits. Additionally, radiation therapy has shown limited effectiveness. The trial was officially launched in July 2023. As NEO100 uses the same treatment platform as the malignant gliomas, we bypassed the Phase I trial and received FDA approval for a Phase II trial within just 30 days.

●	Separate from this single-drug application, NEO100 is also being investigated as a drug delivery vehicle, and results from NeOnc’s preclinical studies suggest that combining NEO100 with other drugs may improve brain tumor delivery in patients via the intranasal route. Intranasal NEO100, mixed with levodopa (L-DOPA), is in the planning stages for a clinical trial in patients with Parkinson’s disease (PD). NeOnc’s laboratory experiments showed that intranasal NEO100 mixed with levodopa was able to reverse PD symptoms in mice. A Phase I clinical trial is planned to study the impact on human patients.

Our initial application for the Phase I/IIa trial for NEO 100 focused on an enrollment population with recurrent primary brain tumors. Based on our Phase I results, NEO 100 showed greater promise in patients with IDH1/2-mutant Grade IV astrocytomas.

As we planned for a total of 25 patients for Phase IIa in our initial analysis, enrollment of recurrent Grade IV IDH1/2 mutants was limited because only 5-10 percent of Grade IV astrocytomas have IDH1/2 mutations. Independent biostatistical review of clinical progression patterns of recurrent IDH1,2-mutated Grade III astrocytomas compared to recurrent IDH1,2-mutated Grade IV astrocytomas revealed that these two tumors have the same prognosis. As a result, in June 2023 we requested that the FDA not object to the inclusion of patients with recurrent Grade III IDH1,2 mutant astrocytomas in the Phase IIa trial. The FDA did not object, and as a result, the pool of eligible patients for enrollment is now much larger. Because the prognosis of recurrent Grade III IDH1,2 mutants is similar to recurrent IDH1,2 Grade IV astrocytomas, the number of patients needed to be enrolled in the Phase IIa trial to assess the clinical efficacy of NEO100 in the population of high-grade astrocytomas did not change. The expanded patient population means there are a significant number of additional patients who can be targeted for potential enrollment in the Phase IIa study; in an initial review, we have identified approximately 25 grade III IDH1/2, mutation-positive candidates. Patients with residual measurable disease are now followed via MRI scans to determine if there is progression (recurrent disease), making them eligible for enrollment. We believe this targeted enrollment of both Grade III and IV IDH1,2 mutants may significantly expedite our trial process, and we project that the readout for our Phase II studies with respect to NEO100 could now be feasibly delivered by the end of 2024, advancing our original timeline by a full year from 2025.

Across our Phase I, Phase IIa, and compassionate-use cohorts, a total of 24 patients with recurrent WHO Grade III/IV IDH1-mutant astrocytoma received intranasal NEO100. In this combined analysis, 21% (5 of 24) of treated patients showed radiographic responses as evaluated by contrast-enhanced MRI, T2-FLAIR, and perfusion imaging, which exceeds the <8% response rates historically reported in salvage therapy settings for recurrent high-grade gliomas. Additionally, 44% of patients achieved six-month progression-free survival (PFS-6), compared to historical benchmarks of approximately 21–31% for recurrent IDH1-mutant high-grade glioma populations. Overall survival data indicated that 33% (8 of 24) of patients remained alive for at least 18 months after starting therapy. NEO100 was generally well tolerated, and no significant toxicity or treatment-limiting adverse events were observed, including among those who received prolonged and chronic intranasal treatment. All radiographic and clinical responses were assessed in accordance with Response Assessment in Neuro-Oncology (“RANO”) criteria. These findings provide preliminary clinical support for further development of NEO100 as a centrally penetrating metabolic therapy for recurrent IDH1-mutant gliomas. However, additional randomized or controlled clinical studies will be necessary to better evaluate its safety and therapeutic effectiveness.

Our second lead product, NEO212, a covalently conjugated molecule combining the chemotherapeutic drug temozolomide with perillyl alcohol, has completed preclinical testing and has received investigational new drug (IND) approval from the United States Food and Drug Administration (FDA), i.e., it has been authorized to proceed to clinical testing in cancer patients. We have designed a Phase I/II trial for oral NEO212, which began in the fourth quarter of 2023. In this trial, NEO212 will be administered orally to patients with primary brain tumors (i.e., malignant gliomas) and secondary brain tumors (i.e., brain metastases derived from peripheral tumors, such as tumors of the lung, breast, skin/melanoma, etc.). Furthermore, NEO212 is undergoing development towards intranasal application specifically for patients with uncontrolled brain metastases derived from peripheral tumors (lung, breast, skin, etc.), but has not yet been studied in human patients.

NeOnc has completed the dose-escalation portion of its NEO212-01 Phase 1/2 clinical trial and has formally notified the U.S. Food and Drug Administration that the maximum tolerated dose (MTD) was reached at Cohort 5 (810 mg, Days 1–5 of a 28-day cycle) following a second dose-limiting toxicity, in accordance with protocol-defined stopping criteria. Dose escalation has been discontinued, and the recommended Phase 2 dose (RP2D) has been established at 610 mg (Cohort 4), with a starting dose of 400 mg planned for the Phase 2a metastasis cohort. Although the Phase 1 portion of the study was designed to evaluate safety, tolerability, and dose optimization, preliminary observations suggested anti-tumor activity and disease control in heavily pretreated patients with recurrent glioblastoma and brain metastases. NEO212 is an oral bioconjugated formulation of temozolomide and perillyl alcohol designed to enhance central nervous system penetration and address known resistance mechanisms, including MGMT-mediated DNA repair, which is not significantly affected by conventional temozolomide. The Company plans to engage with the FDA through a Type B End-of-Phase 1 meeting to review safety, pharmacokinetics, preliminary efficacy, RP2D selection, and the proposed Phase 2 study design, including potential accelerated-approval pathways, as it advances the program to the next stage of clinical development.

Currently, none of our product candidates have been approved for sale in the United States or elsewhere. We have no commercial products nor do we have a sales or marketing infrastructure. In order to market and sell our products we must conduct clinical trials on patients and obtain regulatory approvals from appropriate regulatory agencies, like the FDA in the United States, and similar organizations elsewhere in the world.

In 2025, we completed the acquisition of an intellectual property portfolio comprising artificial intelligence–driven drug discovery tools, rapid magnetic 3D bioprinting technology, and quantum molecular modeling capabilities, including U.S. Patent No. 11,788,057 B2. The total purchase consideration for the transaction was approximately $3.5 million, including $500,000 in cash and $3.0 million in shares of our Common Stock valued at $25.00 per share. The acquired technologies enable the rapid generation of patient-derived three-dimensional brain tumor organoids, AI-based prediction of CNS-penetrant and ultrasound-responsive compounds, and quantum-mechanical modeling of molecular behavior under focused ultrasound. We expect these capabilities to enhance and accelerate our preclinical and clinical research activities and to support collaborations, including our strategic partnership with Quazar Investment Group to expand clinical development efforts in the Gulf Cooperation Council region. In connection with the acquisition, Dr. Ishwar K. Puri joined our Board of Directors.

Using aspects of the acquired technology, a recent preclinical study conducted at the University of Southern California and published on bioRxiv in 2025 evaluated NEO100 with an AI-driven, 3D-bioprinted New Approach Methodology (NAM) platform. In this study, focused ultrasound was observed to enhance the antitumor activity of NEO100 across multiple tumor models, including glioblastoma, pediatric medulloblastoma, high-grade meningioma, and brain metastases derived from breast and lung. An AI-positive, unlabeled neural network trained on molecular descriptor data consistently predicted NEO100 as a compound responsive to ultrasound. These findings provide preclinical support for continued evaluation of NEO100 in combination with focused ultrasound in future clinical studies.

The Pipeline of NeOnc Drug

Lead Product: NEO100

NEO100 is our most advanced product candidate based on POH. This naturally occurring monoterpenoid can be found as a constituent of essential oils from various botanicals, including peppermint, spearmint, lavender, bergamot, lemongrass, sage, thyme, cherries, and others. POH has been used in cosmetics, fragrances, and some cleaning products and as an ingredient in baked goods, frozen dairy, gelatine, puddings, beverages, and candies. However, clinical trials by other companies with an oral POH formulation administered to cancer patients were not successful for two presumed reasons: (i) after ingestion, not enough POH entered the bloodstream, because the liver (portal vein) quickly metabolized and thereby eliminated POH; in fact, it was not possible to demonstrate the presence of POH in the blood of these patients; and (ii) in an effort to overcome the rapid depletion of POH, physicians attempted to administer increasing amounts of oral POH, which resulted in significant gastrointestinal toxicity that became dose-limiting. As a result, efforts to introduce oral POH into the clinic were abandoned.

Under the direction of NeOnc, a novel manufacturing and delivery pathway was investigated which we believe may avoid the drawbacks of oral POH. Using derivatization of POH with a crystalline intermediate enabled the production of ultra-pure, pharmaceutical-grade NEO100. NEO100 received fast-track status in 2016 and orphan-drug designation in 2011 from the FDA. NeOnc’s novel approach uses intranasal, rather than oral, delivery. Our completed Phase I trial of intranasal NEO100 suggested that when given via the intranasal route: (i) the drug appeared to be well tolerated with no severe adverse effects being observed, despite consistent treatment over several months; and (ii) patients’ reported quality of life was unchanged. In one patient, we were able to obtain brain tumor tissue (based on surgery immediately following intranasal delivery of a dose of NEO100), which we analyzed for the presence of NEO100 (POH). The presence of NEO100 (POH) was confirmed in the tumor tissue, thus providing proof of principle that intranasal delivery of NEO100 reaches its tumor target in the brain. This is in contrast to the above-mentioned studies with oral POH, where the presence of drug could not be demonstrated in blood or tumor tissue of any patient. Among the group of 12 patients in our Phase I trial, there were several long-term survivors: At two years after start of intranasal NEO100 treatment, five patients (37%) were still alive, which is noteworthy, because recurrent glioblastoma patients (that is, patients where the tumor has returned after one or more rounds of traditional treatment) have an average life expectancy of about six months, and 24-month survival is rare. Another result from our Phase I trial is the fact that three patients (i.e., 25% of the original cohort of 12 patients), were still alive after 3 years. These outcomes will have to be investigated with a larger number of patients to establish statistical significance. This is currently being pursued in our Phase IIa trial, where we are planning to expand our clinical trial sites and potentially enrolling the remaining Phase IIa patients. A data read out for any patient enrolled in the clinical trial is expected beginning six months from the enrollment of such patient.

The above chart illustrates what is currently known about NEO100’s mechanism of action. How NEO100 may block tumor growth is thought to result from its pleiotropic (multi-faceted) impact on tumor cells. In in vitro tests: (i) NEO100 has been shown to inhibit the activity of the Ras protein. Ras is a (proto) oncoprotein that stimulates mitogenic (growth-stimulatory) pathways inside cells. In tumor cells, it is often mutated, resulting in its increased activity and uncontrolled cell growth. Inhibition of Ras by NEO100 is thought to remove this aberrant growth stimulus from tumor cells, causing cell cycle arrest. (ii) NEO100 has been shown to block the activity of sodium/potassium (Na/K) adenosine triphosphatase (ATPase). Na/K-ATPase is an ion pump that sits in the plasma membrane and regulates the flux of ions across the membrane. In cancer cells, it can have abnormal activity and not only helps cancer cells resist chemotherapy, but also stimulates them to spread to other locations in the body. We believe that NEO100 may stunt these advantages for cancer cells. (iii) NEO100 has been shown to intercalate into the plasma membrane to disturb membrane fluidity and the function of some proteins that are located at or near the plasma membrane (including Ras and Na/K-ATPase). Among the consequences is an electrolyte imbalance that triggers endoplasmic reticulum (ER) stress. Cancer cells in general are less resistant to withstand prolonged ER stress. As a result, they undergo apoptosis (cell death) in combination with cell cycle arrest.

Therapeutic applications of NEO100 that are under development by NeOnc:

●	Intranasal delivery that we hypothesize may bypasses the blood-brain barrier (BBB), which could permit delivery of drugs to the brain via cranial nerves I and V, and possibly allow delivery of other pharmaceutics to the brain. Proof of this principle has been observed in animal models, but has not yet been tested in human patients.

●	At high concentrations, we are investigating whether intranasal NEO100 may be used as a therapeutic for treating brain cancers. In a Phase I trial there were preliminary signs of activity, based on several (25%) patients who have survived for at least 4 years, but validation of activity will have to await results from the ongoing Phase IIa and possible additional clinical trials.

●	At low concentrations, NEO100 might act as a solvent and delivery vehicle for traditional large-molecule pharmaceutics, which could potentially bypass the BBB and enter the brain. Proof of this principle has been observed in animal models but has not yet been tested in human patients.

●	Intra-arterial delivery of NEO100 could possibly create a temporary opening in the BBB, which might allow traditional large-molecule pharmaceutics to pass through and enter the brain. Proof of this principle has been observed in animal models, but has not yet been tested in human patients.

●	NEO100 could potentially be covalently conjugated with other pharmaceutics to create novel fusion compounds that might enable superior BBB penetration ability and, potentially higher activity against brain cancer. Proof of this principle has been observed in animal models but has not yet been tested in human patients.

Intranasal NEO100 for the treatment of malignant glioma:

The FDA granted NEO100 Orphan Drug Designation (ODD) for the treatment of malignant glioma in 2011. Orphan drug designation qualifies sponsors for incentives, including tax credits for qualified clinical trials, exemption from user fees, and potential seven years of market exclusivity after approval. Upon approval, the exclusivity granted to orphan drugs provides seven years during which FDA may not approve any other sponsor’s application for the same drug for the same designated orphan disease or condition, regardless of whether such other sponsor files an Abbreviated New Drug Application (ANDA) for a generic version of the drug, or if another sponsor files a “full” new drug application (NDA). Orphan Drug Exclusivity does not, however, prevent FDA approval of applications for the same drug for a different indication, nor applications for a different drug for the same orphan indication. In limited circumstances, such as showing clinical superiority to the product with orphan drug exclusivity, the FDA may approve a competing application during the Orphan Drug Exclusivity period. However, the process of clinical development is inherently uncertain, and there is no guarantee that orphan drug designation will accelerate the timeline for approval or make it more likely that NEO100 will be approved.

For clinical testing of NEO100, a combined Phase I/IIa trial was conducted, with the first patient enrolled in April 2017. NEO100 was administered intranasally 4-times a day to patients with recurrent glioblastoma. Patients enrolled in this trial had already undergone standard therapy, but the disease had returned and was deemed untreatable.

Among the inclusion criteria were the following: (i) Radiographically confirmed progression or recurrent grade IV glioma, and on a stable dose of steroid for at least 5 days; (ii) Patients must have failed previous radiation and temozolomide treatment; (iii) Age ≥ 18 years; (iv) ECOG performance status of 0-2, or KPS ≥ 60; (v) An expected survival of at least 3 months; (vi) Baseline MRI with gadolinium within two weeks of entry into the trial; and (vii) Seizures controlled on a stable dose of anti-epileptics for two weeks prior to enrollment. Furthermore, patients were screened with MR perfusion scan if there was a possibility that progression seen on a MRI scan represented pseudo-progression. Response assessment was performed by gadolinium-enhanced MRI and assessment by RANO (Response Assessment in Neuro-Oncology) criteria every two months. Adverse events were graded for severity using NCI Common Terminology Criteria for Adverse Events v.4.0.

The institutions that participated in the trial were Cleveland Clinic, University of Washington/Seattle, University of Wisconsin, and the University of Southern California. It was sponsored by NeOnc Technologies, Inc. (Los Angeles, CA) with ClinDatrix, Inc. (Irvine, CA), as the Clinical Data Management CRO (Contract Research Organization). A total of 12 patients were enrolled in Phase I, which was completed in 2020. The patients were divided into four cohorts, three patients per cohort in a dose escalating trial (384-1152 mg/day). Patients received the intranasal dosage using a nebulizer mask four times a day. The results suggested that intranasal NEO100, even at the highest dose given, appeared to be well tolerated, and there were no serious adverse events reported in any of the patients, i.e., there were only minor side effects, such as a runny nose or nasal discomfort.

Results from Phase I preliminarily suggested that intranasal NEO100 might have exerted therapeutic activity in some of these patients, although statistical analysis was limited by the small number of 12 patients, which means that statistically firm conclusions cannot be drawn. Most patients (55%) survived for more than one year, four patients (33%) survived for over two years, and three patients (25%) remained alive at the 3-year mark.

Primary endpoints for Phase I were to determine maximum tolerated dose (MTD) and progression free survival (PFS). NEO100 did not reach MTD, as the results suggested that NEO100 was well tolerated by the 4 patients in cohort 4. The recommended Phase II dose was therefore at 1152 mg/day. PFS at 6 months was 33%.

Survival Data from NeOnc’s Phase I Clinical Trial with Intranasal NEO100

Patient Survival: NeOnc’s Phase I Trial

Secondary endpoints were evaluated for: a) pharmacokinetic endpoints of POH and perillic acid (PA) metabolism, b) objective tumor response according to RANO criteria, and c) adverse events.

Pharmacokinetic measurements were performed in patients at the time of trial entry and used to measure the ability of patients to properly inhale NEO100. All patients had the expected rapid elimination of NEO100 within 30 minutes from serum, and elimination of its PA within 2 hours.

Objective tumor response to NEO100 was determined by RANO criteria. NEO100 performance by RANO criteria was reported as follows:

Table 3. Cohorts, Dosages, and Results

Patient ID	Cohort	Dosage (mg/day)	Completed Number of Cycles[a]	RANO[b]	Survival After Start of NEO100 (Months)	IDH1 Status	Current Status	NEO100Tx Ongoing
104	1	384	2	PD	18	Wild type	Deceased	N/A
105	1	384	2	PD	9	Mutated	Deceased	N/A
106	1	384	2	PD	33	Mutated	Deceased	N/A
202	2	576	33	SD	33	Mutated	Alive	Yes
203	2	576	2	PD	11	Wild type	Deceased	N/A
204	2	576	1	N/A	2	Wild type	Deceased	N/A
301	3	768	24	SD	24	Mutated	Alive	Yes
302	3	768	11	SD	27	Mutated	Alive	No
303	3	768	2	PD	10	Wild type	Deceased	N/A
401	4	1152	4	PD	>4	Wild type	Unknown	No
402	4	1152	2	PD	15	Wild type	Deceased	N/A
403	4	1152	8	SD	9	Wild type	Deceased	N/A

[a]Each cycle is 28 days.
[b]Performed at end of even-numbered cycles and 6 month final.

The third secondary endpoint was adverse events, as characterized by type, frequency, and severity (NCI common terminology for adverse events were reported as follows:

Table 2. Adverse Events Attributable to NEO100 Administration

Number of Events, According to Body System and Grade	NEO100 Dose Level (mg/day)				
	384	576	768	1152	Causality
General disorder or administration-site condition:					
Fatigue, grade 1	1	–	–	–	Possibly related
Nervous system disorder:					
Headache, grade 1	1	–	–	–	Probably related
Skin and subcutaneous tissue disorders:					
Piloerection, grade 1	1	–	–	–	Possibly related
Skin irritation around nose, grade 1	–	–	1	–	Definitely related
Respiratory, thoracic and mediastinal disorders:					
Rhinorrhea, grade 1	2	–	–	1	Definitely related
Nasal dryness, grade 1	1	–	1	–	Probably related
Nasal pruritus, grade 1	1	–	–	–	Probably related
Nasal discomfort, grade 1	1	1	–	–	Probably related
Cough, grade 1	–	–	–	1	Definitely related
Blood and lymphatic system disorders:					
Leukopenia, grade 2	–	2	–	–	Possibly related
Total no. of patients with an event:	**3**	**2**	**1**	**1**

Moreover, our Phase I clinical trial indicated that patients harboring an IDH1 mutation in their tumor cells responded to treatment more favorably than those without the mutation. Among the 12 patients, five presented with IDH1 mutant status. Among these five, four patients (80%) survived longer than the seven patients without IDH1 mutation. As of February 12, 2021 three of them were still alive four years after the recurrence of their original tumor and initiation of NEO100 treatment.

A potential advantage of intranasal NEO100 is that intranasal delivery via a nebulizer device does not require surgeries, infusions, or other invasive procedures that would require medical visits. Rather, intranasal delivery could be done conveniently at home (or while traveling) by the patients themselves. Compared to the well-known toxicities of many chemotherapeutic agents, NEO100 appeared to be well tolerated at the doses tested in the limited Phase I trial, and none of the typical side effects of other cancer pharmaceutics (nausea, debilitating fatigue, anemia, infections, diarrhea, hair loss, etc.) were observed. It, therefore, suggests that NEO100 may not lead to deterioration of quality of life for patients (Schönthal AH et al., Neuro-Oncol. Adv. 3:1, 2021).

NeOnc Phase IIa studies describe the first time NEO100 is given to the intended treatment population. The studies are undertaken to confirm dosing requirements identified in Phase I testing (such as how much, how often and to whom the drug should be given) are correct. They are sufficiently powered (statistically) to determine how well the drug performs at the prescribed dose and for the intended outcome. Work in future trials may be needed to further understand results obtained in Phase IIa testing (i.e., dosing, effect on a patient sub-population) and randomized, controlled Phase III testing may be required prior to marketing authorization. Details regarding the ongoing Phase IIa trials of NEO100 and the ongoing Phase I/II trial of oral NEO212 are as follows:

1.	“An Open-Label, Phase I/IIa Dose Escalation Study of Safety and Efficacy of NEO100 in Recurrent or Progressive Grade III or IV Gliomas with IDH1 Mutation” (NEO100-01)

Enrollment

Number of Patients to be Treated: 25

Patient Sub-Populations Tested: Radiographically-confirmed progression of, or recurrent, primary or secondary Grade IV glioma (the original study population) and radiographically-confirmed progression of, or recurrent, primary or secondary Grade III astrocytoma.

Primary Endpoint:

1. Progression free survival at six months.

NEO100 Performance – Cannot be reported until completion of the Phase IIa portion of the study.

Secondary Endpoints:

1. Objective tumor response to NEO100 as determined by RANO criteria.

NEO100 Performance – Cannot be reported until completion of the Phase IIa portion of the study.

2. Progression free survival.

NEO100 Performance – Cannot be reported until completion of the Phase IIa portion of the study.

3. Overall survival.

NEO100 Performance – Cannot be reported until completion of the Phase IIa portion of the study.

4. Perillic acid measurement.

NEO100 Performance – Cannot be reported until completion of the Phase IIa portion of the study.

Safety Endpoint:

1. Adverse Events characterized by type, frequency, severity, as graded by National Cancer Institute Common Terminology Criteria for Adverse Events (NCI CTCAE v. 5.0), seriousness and relationship to study therapy NEO100.

NEO100 Performance – Cannot be reported until completion of the Phase IIa portion of the study.

2. Changes from baseline in vital signs and clinical laboratory parameters (hematology and chemistry), as well as ECOG performance status will be assessed.

NEO100 Performance – Cannot be reported until completion of the Phase IIa portion of the study.

Number of Patients Currently Enrolled: 20

2.	“An Open-Label, Phase II Study of NEO100 in Participants with Residual, Progressive or Recurrent High-Grade Meningioma” (NEO100-02)

Number of Patients to be Treated: 29

Patient Sub-Populations Tested: Radiographically-confirmed progression of, or recurrent, WHO Grade II or III meningioma

Primary and Secondary Endpoints:

Primary Endpoint: Progression free survival at 6 months

Secondary Endpoint:

1. Objective tumor response by RANO criteria

2. Progression free survival

3. Overall survival

4. Perillic acid measurement and level

Number of Patients Currently Enrolled: 6

3.	“An Open-Label, Phase I/II Dose Finding, Safety and Efficacy Study of Oral NEO212 in Patients with Astrocytoma IDH-Mutant, Glioblastoma IDH-Wildtype or Uncontrolled Metastasis to the Brain in Patients with Select Solid Tumors (NEO212-01)

Number of Patients to be Treated:

Phase I: Up to 36

Phase IIa: 12

Phase IIb: 27 per cohort

Patient Sub-Populations Tested:

Phase I: Radiographically-confirmed astrocytoma IDH-mutant, glioblastoma IDH-wildtype following previously radiation therapy or treatment with temozolomide and radiation or a select solid tumor with uncontrolled brain metastases (e.g., melanoma, NSCLC, SCLC, HNSCC, urothelial carcinoma, gastric cancer, renal cell cancer, colorectal cancer)

Phase IIa: Radiographically-confirmed astrocytoma IDH-mutant, glioblastoma IDH-wildtype following previously radiation therapy or treatment with temozolomide and radiation

Phase IIb: Select solid tumor with uncontrolled brain metastases (e.g., melanoma, NSCLC, SCLC, HNSCC, urothelial carcinoma, gastric cancer, renal cell cancer, colorectal cancer)

Primary and Secondary Endpoints

Primary Objectives

1. Assess the safety and tolerability of increasing dose levels of orally administered NEO212 in patients with Astrocytoma IDH-mutant, Glioblastoma IDH-wildtype and patients with select solid tumors with uncontrolled metastases to the brain.

2. Identify the maximum tolerated dose (MTD) of NEO212.

3. Determine the recommended Phase II dose (RP2D) of NEO212.

Secondary Objectives

1. Characterize the pharmacokinetics (PK) of NEO212.

2. Evaluate anti-tumor activity of NEO212 in patients with Astrocytoma IDH-mutant, Glioblastoma IDH-wildtype and patients with select solid tumors with uncontrolled brain metastases.

Number of Patients Currently Enrolled:

Phase I: 12

Phase IIa: Not Open to Accrual

Phase IIb: Not Open to Accrual

Pipeline Product Candidates

NEO212

NEO212 (chemical structure shown on the right) was designed as a hybrid compound where NEO100 was covalently conjugated to temozolomide (TMZ), an alkylating agent that represents the current standard of chemotherapeutic care for patients with glioblastoma. Based on the recognition that amphipathic NEO100 in research has suggested it may permeate biological barriers and cellular membranes, we hypothesized that this novel covalent molecule might penetrate the blood-brain barrier, possibly enabling a dual approach against malignant lesions in the brain. Our preclinical characterization of NEO212 in various mouse tumor models suggests that this multifunctional agent may show activity against a variety of cancer types. In preclinical studies, results suggested that NEO212 demonstrated activity against primary and secondary brain cancers as well as cancer types that were chemoresistant to other commonly used cancer therapeutics (Chen TC et al., Molecular Cancer Therapeutics 13:1181, 2014; Chen TC et al., Cancer Letters 358:144, 2015; Chen TC et al., Journal of Biomedical Sciences 22:71, 2015; Cho HY et al., Molecular Cancer Therapeutics 13:2004, 2014; Jhaveri N et al., Cancer Letters 371:240, 2016; Marin-Ramos NI et al., Oncoscience 5:148, 2018; Marin-Ramos NI et al., Molecular Cancer Therapeutics 17:625, 2018). So far, the activity of NEO212 has not yet been studied in humans.

NEO212 demonstrates an interesting feature that its demonstrated activity in preclinical studies may be greater than the sum of its parts. That is: merely applying its individual constituents, NEO100 and TMZ, as a mix of two independent compounds (akin to the conventional combination therapy mode) may not mimic the potential of the conjugated hybrid molecule. The toxicological studies in rodents and dogs suggest that NEO212 was tolerated. When administered at the same dosages as those that suggest activity in mouse cancer models, there were no detectable side effects in mice, rats, or dogs.

The demonstrated activity in preclinical studies of NEO212, along with its low toxicity profile, contributed to our IND application for oral administration that was approved by the FDA in 2023. FDA approval provides an opportunity for Phase I/IIa clinical trials, primarily focusing on patients with intracranial malignancies. We are designing clinical trials that evaluate two different modes of NEO212 delivery: oral and intranasal. Oral NEO212 during Phase I will be administered to patients with brain malignancies that include primary and secondary brain cancers (so-called “all comers”). Phase IIa will focus on newly diagnosed, primary glioblastoma. Intranasal NEO212 will be used in a Phase I/IIa trial in patients with metastatic brain cancer, i.e., where brain lesions originated from cells that were disseminated by tumors from outside the brain, such as lung cancer, breast cancer, or melanoma. All these patients represent a cohort in dire need of better therapies, and NEO212 may hold the potential that might improve their prognosis and survival.

The FDA granted NEO212 Orphan Drug Designation (ODD) for three different indications: (i) glioma (2014), (ii) brain metastases from breast cancer (2017), and (iii) nasopharyngeal carcinoma (2017). As stated above, if a product that has ODD subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years (except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity). However, the process of clinical development is inherently uncertain and there is no guarantee that orphan drug designation will accelerate the timeline for approval or make it more likely that NEO212 will be approved.

Three Drug Delivery Pathways Potentially Enabled by NEO100

Cancerous tissue in the brain is protected from systemically circulating drugs by the blood-brain barrier (BBB), which prevents the brain entry of most pharmaceutical agents. We are using NEO100 to develop three different methods of overcoming the obstacle placed by the BBB:

●	Intranasal delivery: As part of a direct nose-to-brain route, this pathway could potentially allow direct brain access without interference from the BBB.

○	Monotherapy with NEO100: At higher dosages, intranasal delivery of NEO100 is in clinical testing for patients with glioblastoma.

○	Combination therapy with NEO100: At lower dosages, intranasal NEO100 might be used as a carrier for the co-delivery of established therapeutics to the brain. This has been observed in animal models, but it has not yet been studied in humans.

●	Conjugated delivery: Stable conjugation of NEO100 to other therapeutic agents (such as temozolomide, creating NEO212) indicated a possible increase in the ability of the fused compound to penetrate the BBB and enter the brain. This has been observed in animal models, but it has not yet been studied in humans.

●	Permeable delivery: Intra-arterial delivery of NEO100 may create temporary (up to 4 hours) openings in the BBB, that we believe could potentially enable drugs (Adriamycin®, Velcade®, etc.) and therapeutic antibodies (Herceptin®, Opdivo®, etc.) to enter the brain and reach the tumor bed. This has been observed in animal models, but it has not yet been studied in humans.

All three drug delivery pathways potentially enabled by NEO100 are being investigated by NeOnc and are at different stages of development. Only one of these pathways, monotherapy with intranasal NEO100, has moved into clinical testing, where Phase I studies have been completed and Phase IIa studies are ongoing. The other pathways, including combination therapy with NEO100, conjugated delivery (e.g., NEO212), and permeable delivery have not yet reached the clinical stage and have not yet been studied in humans. In these latter pathways, preclinical studies are currently ongoing to provide further results and IND-enabling data, so that in the future these principles can be studied in human cancer patients.

We believe these three delivery areas (details below) may be key to a potential shift in physicians’ ability to treat brain diseases. They represent potential pathways for possible reliable delivery of pharma-therapeutics to the brain, potentially mitigating problems and side effects from current methodologies, and potentially providing an alternative treatment protocols to existing pharma manufacturers for their drugs.

Intranasal Delivery of NEO100: Administration of NEO100 into the nose is accomplished by a standard nebulizer that aerosolizes NEO100 into fine particles that reach the olfactory mucosa and its embedded nerve endings in the nasal cavity. Uptake by these and other nerve cells enables direct nose-to-brain transport of NEO100 so it can reach the tumor sites without interference from the BBB. This direct mode of brain-targeted drug administration is thought to deliver higher levels of the drug to the brain tumor site as compared to oral delivery of a given drug, also because this route of transport avoids drug breakdown in the liver. It also lowers total drug exposure to the rest of the body; therefore, it’s hypothesized there may be fewer side effects. This principle was observed in the Phase I clinical trial with glioblastoma patients above-mentioned (Schönthal AH et al., Neuro-Oncol. Adv. 3:1, 2021). And the actual presence of NEO100 (perillyl alcohol), along with its major metabolite, perillic acid, has been observed in brain tumor tissue (Schönthal AH et al., J. Neurosurg. Case Lessons 4:case22215, 2022).

Drug Delivery Platform (NEO100)

Poor Blood-Brain Barrier Penetration
Oral & IV Chemotherapy
Olfactory Nerves
Intranasal Delivery

Current treatments exhibit ***poor*** brain penetration due to the restrictive nature of the blood-brain barrier (BBB)

NeOnc therapeutics delivered intranasally designed to bypass the BBB and reach the brain for enhanced penetration

Ongoing activities for intranasal delivery of NEO100:

●	The Phase IIa component of our clinical trial is ongoing in patients with recurrent Grade IV glioma (further details are provided below).

●	A similar Phase IIa trial of intranasal NEO100 (NEO100-02) for patients with malignant skull based meningioma is also ongoing. Meningiomas are slow-growing tumors originating in the meninges, the membranous layers surrounding the brain and spinal cord. We initiated this because these patients lack effective treatment options. These tumors are notoriously difficult to access, and conventional methods like surgery often lead to significant neurological deficits. Additionally, radiation therapy has shown limited effectiveness. The trial was officially launched in July 2023. As NEO100 uses the same treatment platform as the malignant gliomas, we bypassed the Phase I trial and received FDA approval for a Phase II trial within just 30 days.

●	Intranasal NEO100, mixed with levodopa (L-DOPA), is in the planning stages for a clinical trial in patients with Parkinson’s disease (PD). NeOnc’s laboratory experiments showed that intranasal NEO100 mixed with levodopa was able to reverse PD symptoms in mice. A Phase I clinical trial is planned to study the impact on human patients.

Stable Conjugation of NEO100 to Other Therapeutic Agents: Many drugs work quite well for diseases in the rest of the body but do not reach the brain due to the BBB obstacle. Our pre-clinical results suggested that stable conjugation of several such drugs to NEO100 may increase their ability to reach lesions located in the brain. Temozolomide (TMZ) is widely used to treat malignant glioma—even though it enters the brain sub-optimally, its modest therapeutic impact is an expression of this limitation. However, when conjugated to NEO100, creating NEO212, the molecule may cross the BBB, and in preclinical mouse models, various types of brain malignancies have shown therapeutic activity. NEO212’s IND application was approved by the FDA in May 2023. (Further details on NEO212 are provided below.)

Intra-arterial Injection of NEO100: Our preclinical studies in mouse models with brain cancer suggest that intra-arterial delivery of NEO100 might open the BBB up to four hours, which could allow other therapeutic agents to enter the brain from the bloodstream or a catheter in those models. The mechanism appears to be via a transient opening of the tight junctions between the brain endothelial cells. Catheters can be used to deliver NEO100 to specific parts of the brain, particularly to the sites where the tumor bed is located, so that co-delivered pharmaceutics can immediately access the malignant tissue. In this manner, NEO100 and any other co-delivered therapeutic agent might impact the tumor. While this principle has been established in our preclinical studies, it has not yet been tested in human patients., Well-known side effects of the brain cancer agent temozolomide (TMZ) are bone marrow suppression and resulting infections. We believe these side effects may be reduced or possibly avoided if the bone marrow can be spared from whole-body exposure to TMZ, as is a consequence of the typical oral ingestion of TMZ. This catheter-based approach is based on the co-delivery of another agent (as a mix). It is distinct from the above described stable conjugation of NEO100 to another compound, such as TMZ, which creates a single fusion molecule (as in NEO212).

Our Markets

The global central nervous system (CNS) treatment market is expected to grow at 8.6% CAGR to reach $267.6 billion by 2034, and the global brain tumor drug market is expected to grow at CAGR of 9.8% reach $4.6 billion by 2032, according to Fortune Business Insights.

Radiation therapy still accounts for 38% of the brain cancer treatment market, while drug treatment remains second mostly due to current inefficiencies of drug delivery, according to Grandview Research.

We also address the malignant glioblastoma multiforme (GBM) treatment market. The GBM drug market is expected to grow at 9.8% CAGR to $4.4 billion by 2023, according to iHealthcare Analyst, with the market being driven by rising geriatric population, growing incidence cases, and a pipeline of new products.

GBM accounts for up to 54% of gliomas and 16% of all primary brain cancers, according to research published in the journal, Glioblastoma. By creating an alternative delivery mechanism for GBM drug therapy, we believe we can significantly impact market demand in this sector.

Our Strategy

Our goal is to change the cancer therapeutic landscape by developing novel therapeutic approaches leveraging dual approaches of novel drug delivery methods in combination with novel drug candidates that potentially lead to better therapeutic results with low side effects.

The following five clinical applications of our drugs are at different stages of preclinical or clinical development:

1.	Intranasal delivery of NEO100 to patients with IDH mutant malignant glioma (Phase IIa clinical trial has started).

2.	Intranasal delivery of NEO212 to patients with brain metastasis (IND approved).

3.	Intranasal delivery of NEO100 alone, and in combination with doxorubicin for pediatric brain tumors (IND approved).

4.	Intranasal co-delivery of NEO100 with levodopa for Parkinson’s disease (preclinical stage).

5.	Intra-arterial delivery of NEO100 to open the patient’s blood-brain barrier, allowing brain entry of BBB-impermeable pharmaceuticals or biologics (preclinical stage).

6.	Oral NEO212 for primary brain cancer, including glioblastoma (IND approved).

Details: 1. Intranasal delivery of NEO100 to patients with IDH mutant malignant glioma (Phase IIa clinical trial has started).

NEO100 is our most advanced product candidate. Its chemical structure (Figure 1) is based on the natural compound perillyl alcohol (POH). We have investigated a novel manufacturing and delivery pathway that avoided the drawbacks of oral POH and capitalized on its recognized properties. The FDA granted NEO100 Orphan Drug Designation (ODD) for treating malignant glioma.

Figure 1: Chemical structure of NEO100

NeOnc sponsored a Phase I clinical trial, where NEO100 was administered to patients with recurrent glioblastoma. All enrolled patients had already undergone standard therapy for this disease, consisting of radiation treatment combined with chemotherapy. Still, this standard therapy had stopped working, and patients were no longer benefiting from it. At this stage of the re-emerging glioblastoma disease, there is no clear clinical recommendation for specific further treatment because effective treatments do not exist for this patient group. Rather, the prognosis is dismal, and the average median survival is only 6-9 months.

After enrollment in our study, patients received intranasal NEO100 four times daily, using a standard nebulizer and nasal mask. After initial instructions by a nurse, patients can self-administer this treatment at the convenience of their home. Four cohorts of 3 patients each received the following dosages: 96 mg/dose (384 mg/day), 144 mg/dose (576 mg/day), 192 mg/dose (768 mg/day), and 288 mg/dose (1152 mg/day). Completion of 28 consecutive days of treatment was recorded as one cycle. Adverse events were documented, and radiographic response via RANO criteria was evaluated every two months. Progression-free and overall survival were determined after 6 and 12 months, respectively (PFS-6, OS-12).

The trial was completed in 2020, and after peer review, the results obtained from these 12 patients were published in 2021 (Schönthal AH et al., Neuro-Oncology Advances 3(1):1-12, 2021). Data analysis suggested that intranasal NEO100 may be well tolerated at all four dose levels, and even at the highest dose levels, no severe adverse events were noted. Minor side effects included a runny nose or nasal discomfort. PFS-6 was 33%, OS-12 was 55%, and of the three cohorts’ median survival was 15 months (Figure 2, left panel). Four patients (33%) survived >24 months. Thus, compared to historical controls and what is commonly observed in clinical practice, average patient survival in our clinical trial with these 12 patients might be improved (see further comparison details below). As important, there were none of the typically harsh side effects of many conventional chemotherapies, such as nausea, debilitating fatigue, anemia, infections, diarrhea, hair loss, etc.). Treatment with intranasal NEO100, therefore, did not lead to deterioration of quality of life for patients. However, further research is needed to confirm these results.

Figure 2: Survival of all 12 patients (left) and survival in relation to IDH status (right).

From: Schönthal AH et al., Neuro-Oncology Advances 3(1):1-12, 2021

Further analysis of our Phase I trial suggested that patients with the highest response to intranasal NEO100 were those whose tumors harbored a mutation in the isocitrate dehydrogenase 1 (IDH1) gene (Figure 2, right panel). In the five patients with this mutation, 4 (80%) survived a minimum of 24 months while being treated with intranasal NEO100. In contrast, seven patients without this mutation succumbed to disease earlier—although their average median survival of 11 months was still longer than what might have been expected based on historical experience in the clinic.

Prompted by these observations from our Phase I clinical trial, a Phase IIa continuation of intranasal NEO100 was started in 2021 for high-grade glioma patients with IDH1 mutations. In December 2025, the Company reported updated clinical observations from its ongoing Phase 1/2a study and compassionate-use experience evaluating intranasal NEO100 in patients with recurrent WHO Grade III/IV IDH1-mutant astrocytoma. At the time of the update, the study remained ongoing and the Phase 2a portion had not yet been completed. A total of 25 patients were enrolled across Phase 1, Phase 2a, and compassionate-use settings; however, 18 patients were considered evaluable for efficacy analyses based on a minimum follow-up period of 6 months. Among the overall cohort, radiographic responses, as assessed by Response Assessment in Neuro-Oncology (RANO) criteria, were observed in 6 of 25 patients (24%). In addition, 44% of patients achieved progression-free survival at six months (PFS-6), and 36% (9 of 25) remained alive at least 18 months following treatment initiation, indicating the potential for extended survival in a subset of patients. Intranasal NEO100 was generally well tolerated, with no significant treatment-related toxicities observed, including in patients receiving prolonged or chronic administration. These findings are preliminary, derived from a small, non-randomized patient population, and the study was not powered to evaluate efficacy; however, the observed clinical outcomes and safety profile may inform ongoing clinical development and the design of future studies in this indication.

Details: 2. Intranasal delivery of NEO212 to patients with brain metastasis.

NEO212 is a hybrid compound where NEO100 is covalently conjugated to temozolomide (TMZ) via a carbamate bridge (Figure 3). While TMZ has been widely used as the standard of care for the treatment of glioblastoma, it does not penetrate the BBB effectively; unsurprisingly, its clinical efficacy is relatively modest. Also, its activity could be further reduced when applied to tumors that are positive for O6-methylguanine methyltransferase (MGMT). This DNA repair protein protects tumor cells from killing by TMZ. Our preclinical studies suggest that NEO212 may potentially be able to overcome these drawbacks and exert its activity even against tumor cells that are positive for MGMT. The FDA granted NEO212 Orphan Drug Designation (ODD) for three different indications: (i) glioma, (ii) brain metastases from breast cancer, and (iii) nasopharyngeal carcinoma.

Figure 3: Chemical structure of NEO212: NEO100 conjugated to temozolomide.

NEO212 was initially designed as a therapeutic molecule with potential enhanced capability of crossing the blood-brain barrier to address the urgent clinical need for better treatments of intracranial malignancies, such as glioblastoma and brain-metastatic lesions from peripheral cancers. In mouse models data indicated that orally-administered1 NEO212 enters the brain in higher quantities than oral TMZ alone. While NEO212 has been investigated in multiple preclinical studies, it has so far not been studied in humans. Based on preclinical studies, the following potential beneficial features of this compound can be summarized as follows:

●

Preclinical studies suggest that NEO212 may demonstrate enhanced anti-tumor activity relative to temozolomide, including in MGMT-expressing tumor models associated with temozolomide resistance, potentially due to its ability to inactivate MGMT. In addition, NEO212 has shown a favorable preclinical safety profile, with indications of reduced systemic toxicity and myelosuppression compared to temozolomide. Pharmacokinetic evaluations in preclinical models have demonstrated increased central nervous system exposure, including a higher brain-to-serum concentration ratio relative to temozolomide. Furthermore, available data suggest that the conjugated molecule exhibits properties distinct from the simple combination of its individual components, temozolomide and perillyl alcohol, which do not appear to replicate the observed activity of NEO212 in vitro or in animal tumor models. (Chen TC et al., Molecular Cancer Therapeutics 13:1181, 2014; Chen TC et al., Cancer Letters 358:144, 2015; Chen TC et al., Journal of Biomedical Sciences 22:71, 2015; Cho HY et al., Molecular Cancer Therapeutics 13:2004, 2014; Jhaveri N et al., Cancer Letters 371:240, 2016; Marin-Ramos NI et al., Oncoscience 5:148, 2018; Marin-Ramos NI et al., Molecular Cancer Therapeutics 17:625, 2018).

●	In mouse tumor models, NEO212 displayed intracranial therapeutic activity not only against glioblastoma (Cho HY et al., Molecular Cancer Therapeutics 13:2004, 2014; Jhaveri N et al., Cancer Letters 371:240, 2016; Marin-Ramos NI et al., Oncoscience 5:148, 2018; Marin-Ramos NI et al., Molecular Cancer Therapeutics 17:625, 2018; Minea RO et al., PLoS One 15(9):e0238238, 2020) but also against brain-metastatic breast cancer xenografts (Chen TC et al., Molecular Cancer Therapeutics 13:1181, 2014) (Figure 4).

●

Besides intracranial tumors in mouse tumor models, NEO212 showed activity against peripheral cancers in mouse tumor models, including subcutaneous melanoma (Chen TC et al., Cancer Letters 358:144, 2015), nasopharyngeal carcinoma (Chen TC et al., Journal of Biomedical Sciences 22:71, 2015; Xie L et al., Oncotarget 7:1651, 2016) ovarian carcinoma (Song X et al., Journal of Experimental and Clinical Cancer Research 38:239, 2019), lung cancer (Song X et al., Cell Death & Disease 9:202, 2018; Song X et al., Scientific Reports 6:22762, 2016; Chang M et al., Journal of Experimental and Clinical Cancer Research 37:250, 2018), cutaneous T-cell lymphoma (Silva-Hirschberg C et al., Therapeutic Advances in Medical Oncology 11:1758835919891567, 2019), and cytosine arabinoside-resistant leukemia (Schönthal AH et al., Cancers 13(14):3385, 2021).

●	The activity of NEO212 was also documented with the use of primary patient samples implanted into mice, including glioblastoma stem cells (Jhaveri N et al., Cancer Letters 371:240, 2016; Marin-Ramos NI et al., Oncoscience 5:148, 2018) as well as xenografts of a variety of TMZ-resistant glioma and melanoma lines, where drug resistance was based on different molecular mechanisms (Chen TC et al., Cancer Letters 358:144, 2015; Cho HY et al., Molecular Cancer Therapeutics 13:2004, 2014).

●

In all tested in vivo models, NEO212 was administered orally in the range of 5-50 mg/kg (once per day, repeat dosing). This dose range seemed well tolerated by mice, rats, and dogs and did not result in detectable signs of toxicity.

Figure 4: Representative result showing survival of mice with brain-metastatic breast cancer.

Source: Chen TC et al., Molecular Cancer Therapeutics 13:1181, 2014

The observed activity of NEO212, which was recapitulated in a variety of preclinical tumor models, along with its low observed toxicity profile, led to our IND application to the FDA which was approved in May 2023. FDA approval allowed us to proceed for Phase I/IIa clinical trials, primarily focusing on patients with intracranial malignancies (metastatic and malignant primary brain cancer types). Although NEO212 also showed activity against peripheral cancer types (melanoma, lung cancer, breast cancer, and others) in pre-clinical studies, our first clinical trial will focus on patients with aggressive brain cancer types because the clinical need is the greatest here; due to the significant clinical need because no therapies exist. Because NEO212 was designed for blood-brain barrier penetration, we would expect it to have its greatest impact in patients with brain malignancies.

The Company initiated a Phase 1/2 clinical trial (NEO212-01) evaluating NEO212, an oral bioconjugated formulation of temozolomide and perillyl alcohol, in patients with recurrent central nervous system malignancies, including glioblastoma and brain metastases. The Phase 1 portion of the study was designed as a dose-escalation trial to evaluate safety, tolerability, and to determine the maximum tolerated dose (MTD) and recommended Phase 2 dose (RP2D), which constituted the primary objectives, while secondary objectives included characterization of pharmacokinetics and assessment of preliminary anti-tumor activity. Patients received NEO212 on a 5-day dosing schedule within a 28-day treatment cycle across multiple escalating dose cohorts. The dose-escalation portion reached the MTD at Cohort 5 (810 mg administered on Days 1–5 of a 28-day cycle) after a second dose-limiting toxicity, and, in accordance with protocol-defined stopping rules, further dose escalation was discontinued. The RP2D was established at 610 mg (Cohort 4), and a starting dose of 400 mg has been selected for a planned Phase 2a metastasis cohort. NEO212 was generally tolerated across dose levels evaluated, and although the Phase 1 portion of the study was not designed or powered to assess efficacy, preliminary observations included indications of anti-tumor activity and disease stabilization in a subset of heavily pretreated patients. NEO212 is designed to enhance central nervous system exposure and address limitations associated with conventional temozolomide, including resistance mechanisms such as MGMT-mediated DNA repair, which is not significantly reduced by standard temozolomide therapy. These early clinical observations, together with supporting preclinical data, provide the basis for continued clinical development of NEO212. The Company has notified the U.S. Food and Drug Administration of the completion of the dose-escalation portion of the study and intends to request an End-of-Phase 1 (Type B) meeting to review safety, pharmacokinetics, RP2D justification, and the design of subsequent Phase 2 studies, including potential accelerated approval pathways.

Details: 3. Intranasal co-delivery of NEO100 with levodopa for Parkinson’s disease (preclinical stage).

Our preclinical research in mouse brain tumor models indicated that intranasal delivery of NEO100 may facilitate nose-to-brain transport of NEO100 itself and potentially enabled co-delivered pharmaceutics to be carried along this axis and enter the brain as well. For example, intranasal co-delivery of NEO100 with bortezomib (a drug marketed under the trade name Velcade®) seemed to allow bortezomib to enter the mouse’s brain resulting in activity against brain cancer. Without NEO100, bortezomib could not enter the brain (Wang W et al., Journal of Neurosurgery 132(3):959, 2019).

Given preclinical results of NEO100’s ability to act as a vehicle to carry other pharmaceutics into the brain, we considered its application to neurological diseases, such as Parkinson’s disease (PD) or Alzheimer’s disease (AD), which are increasing in numbers as the U.S. population is aging. PD Patients are treated with levodopa (L-Dopa) pills, which must be dosed precisely. These pills have common side effects, such as hypotension, nausea, confusion, and dyskinesia. Therefore, intranasal delivery with direct nose-to-brain transport would be highly desirable because it is could potentially offer better brain-directed delivery without exposing the entire body to the drug, minimizing the undesirable side effects. As well, smaller doses can be given. In our work, we used mice with PD-type lesions in their brains and co-administered NEO100 together with L-Dopa by intranasal delivery. Our results suggest that intranasal co-delivery of NEO100 and L-Dopa suppresses PD symptoms in these mice. Intranasal delivery of L-Dopa without the added NEO100 did not achieve this beneficial effect (Figure 5).

Figure 5: Mixture of NEO100 with L-Dopa (red underline), when given intranasally, could potentially restore healthy brain function of PD in mice as does a subcutaneous injection of apomorphine (blue underline).

From: Wang W et al., manuscript in preparation.

The health benefits of this approach in the mice were analyzed by determining the physical activity of the mice, in particular their ability to rotate to one side. Untreated PD mice are sick and unable to perform rotations, which is a symptom of the disease. But mice receiving intranasal NEO100 combined with L-Dopa appear to be physically active and perform rotations (bar graphs of mice in Figure 5 with the label underlined in red). The figure also shows that mice injected with apomorphine recover from PD (label underlined in blue). However, compared to the ease of intranasal delivery, injections are invasive and do not support brain-targeted delivery due to the resulting systemic distribution of the injectate.

Details to 4. Intra-arterial delivery of NEO100 to open the patient’s blood-brain barrier will allow brain entry of BBB-impermeable pharmaceuticals or biologics (preclinical stage).

While intranasal applications of NEO100 may exploit direct nose-to-brain access routes and thereby circumvent the obstacle placed by the blood-brain barrier (BBB), an intra-arterial path of administering NEO100 has suggested that it also might directly confront the BBB and “open” it, diminishing its barrier function to potentially enable mostly unrestricted permeation of otherwise BBB-impermeable compounds. We established this procedure, characterized it in preclinical mouse tumor models, and shown that it may have advantages over the currently established clinical method of opening the BBB with mannitol (Wang W et al., Neuro-Oncology 23(1):63, 2021).

We used mouse models of brain-metastatic breast cancer positive for human epidermal growth factor receptor 2 (HER2). In humans, HER2+ breast cancer is usually treated with trastuzumab (Herceptin), a humanized monoclonal antibody, and this treatment often shows success. However, HER2+ breast cancer has a propensity to metastasize to the brain, and trastuzumab may not work as effectively because it cannot effectively penetrate the BBB. Our work has established that intra-arterial NEO100 might open the BBB of mice for a few hours, potentially allowing a brain influx of therapeutic agents that are circulating in the bloodstream. In the case of mice with HER2+ metastases in their brains, a single application of BBB opening with NEO100 seems to enable brain influx of trastuzumab that had been given by intravenous injection, and this approach resulted in the recovery of several of the animals (Figure 6).

Figure 6: BBB opening by intra-arterial (IA) NEO100 achieves the absence of brain cancer of several brain-metastatic mice treated with intravenous (IV) trastuzumab.

From: Wang W et al., Neuro-Oncology 23(10):1656, 2021

Recent cancer therapy breakthroughs have introduced immune checkpoint-inhibitory antibodies as novel tools to treat cancer. However, as with other antibody-based therapies, these biologics’ applications may be limited due to the BBB, which prevents their brain entry, i.e., brain metastases and primary malignant brain tumors such as glioblastoma. Therefore, we utilized our BBB opening method with intra-arterial NEO100 to a glioblastoma mouse model, where mice received a one-time dose of a checkpoint-inhibitory antibody within the mixture of intra-arterially applied NEO100. The outcome showed that all six mice treated in this fashion showed absence of brain cancer (blue line in Figure 7). In contrast, all other mice died within 4-7 weeks, including those treated with checkpoint-inhibitory antibodies in the absence of NEO100.

Figure 7: BBB opening by intra-arterial (IA) NEO100 achieves the absence of brain cancer for all glioblastoma mice treated with checkpoint-inhibitory antibodies.

From: Wang W et al., Journal of Neurosurgery, Feb 3:1-9, 2023 [online ahead of print].

Other recent breakthroughs in cancer therapy include the production of CAR T cells, where T lymphocytes are being modified to harbor a chimeric antigen receptor (CAR). While such cells have yielded impressive therapeutic advances, their activity—similar to the case of therapeutic antibodies—may be limited by their poor entry into the brain. Therefore, we applied our BBB opening method with intra-arterial NEO100 to a mouse model with intracranial lymphoma (lymphoma in the brain), where mice received a one-time dose of intravenous lymphoma-targeted CAR T cells, along with BBB opening by intra-arterial NEO100. The outcome showed that all six mice treated in this fashion showed absence of brain lymphoma (blue line in Figure 8). In comparison, most mice that received CAR T cells without BBB opening with intra-arterial NEO100 died within the first three weeks.

Figure 8: BBB opening by intra-arterial (IA) NEO100 shows the absence of brain cancer in all brain-lymphoma mice treated with lymphoma-directed CAR T cells.

From: Wang W et al., manuscript submitted.

Details to 5. Oral NEO212 for advanced cancer types, including leukemia (preclinical stage).

NEO212 was initially designed as a therapeutic molecule designed to achieve enhanced capability of crossing the blood-brain barrier to address the urgent clinical need for better treatments of intracranial malignancies, such as glioblastoma and brain-metastatic lesions from peripheral cancers. At the same time, however, NEO212 has demonstrated potential potency, along with low toxicity, against cancer types outside the brain, such as lung cancer, melanoma, ovarian cancer, leukemia, and others (Chen TC et al., Cancer Letters 358:144, 2015; Chen TC et al., Journal of Biomedical Sciences 22:71, 2015; Xie L et al., Oncotarget 7:1651, 2016; Song X et al., Journal of Experimental and Clinical Cancer Research 38:239, 2019; Song X et al., Cell Death & Disease 9:202, 2018; Song X et al., Scientific Reports 6:22762, 2016; Chang M et al., Journal of Experimental and Clinical Cancer Research 37:250, 2018; Silva-Hirschberg C et al., Therapeutic Advances in Medical Oncology 11:1758835919891567, 2019; Schönthal AH et al., Cancers 13(14):3385, 2021).

Among the most striking examples of NEO212’s potential therapeutic impact on peripheral cancer types, as established in mouse tumor models, is its effect on leukemia, particularly drug-resistant acute myeloid leukemia (AML), which in daily clinical practice remains very difficult to treat and often is fatal. First-line treatment of AML usually includes intravenous cytarabine. Still, often the tumor becomes resistant to this drug, which precludes further cytarabine treatment and generally requires subsequent hematopoietic stem cell transplantation. In our experiments, treatment of mice harboring cytarabine-resistant AML with NEO212 suggested a positive result and tolerability. Oral NEO212 was administered once daily for five days, followed by 7-14 days of a treatment holiday; this cycle was repeated twice more for three cycles in total (green arrows in Figure 9); there were no further treatments after week 8. All mice in this treatment group survived beyond 200 days, which might be interpreted as a positive outcome (Figure 9).

Figure 9: Treatment of mice harboring cytarabine-resistant AML with NEO212 results in the absence of brain cancer in all treated animals.

From: Schönthal AH et al., Cancers 13(14):3385, 2021.

In light of the activity of NEO212 against a variety of tumor types studied in mouse tumor models, the initial Phase I clinical trial will be conducted with patients harboring brain cancers, including primary brain cancers (such as recurrent glioblastoma) and secondary brain cancers (metastases derived from lung, breast, and melanoma). NeOnc has received the IND approval for this Phase I trial. Phase I is expected to last up to one year, followed by Phase II, which is expected to last about two years.

Extending the above, we are also designing a Phase I/IIa trial of oral NEO212 that will specifically focus on patients with newly-diagnosed glioblastoma. With current standard of care, these patients have an average life expectancy of only 15 months after initial diagnosis. Based on the encouraging results from our extensive preclinical studies, our extensive preclinical studies suggest that NEO212 may provide some benefit.

Competition and Competitive Factors

NEO100 and NEO212 address different aspects of the global central nervous system (CNS) treatment market and the brain tumor drug markets which are highly competitive, dynamic, and rapidly evolving areas of the pharmaceutical and healthcare industries. In both markets, success often hinges on a combination of clinical effectiveness, regulatory approvals, market access, pricing strategies, and effective marketing. The competition is further intensified by ongoing advances in medical science and technology, making it essential for companies to stay at the forefront of innovation and research.

Our NEO100 and NEO212 candidates will need to differentiate themselves based on efficacy, safety, cost, ease of administration, and other therapeutic benefits. As we continue our research and development, we are cognizant of these competitive dynamics and are strategizing accordingly to ensure our products bring unique and tangible benefits to patients. As a clinical company, we face many of the challenges outlined below.

Global Central Nervous System Treatment Market:

The competitive conditions in this market are:

●	Wide Range of Indications: The CNS treatment market encompasses a broad range of neurological and psychiatric disorders, including epilepsy, Alzheimer’s disease, Parkinson’s disease, multiple sclerosis, schizophrenia, and more. Each indication has its own set of competing treatments.

●	Established Players: Large pharmaceutical companies, such as Pfizer, Roche, and Novartis, have a strong presence in the CNS market, with well-established drugs and therapies for various conditions.

●	Generics and Biosimilars: Many older CNS drugs have lost patent protection, leading to the availability of generic and biosimilar versions. This has intensified competition, particularly in the treatment of common conditions like depression and anxiety.

●	R&D Investment: Companies invest heavily in research and development to discover and develop new CNS drugs. Advancements in neuroscience are driving innovative therapies, including novel mechanisms of action and targeted treatments.

●	Regulatory Challenges: Developing CNS drugs can be challenging due to the complexity of the brain and the potential for side effects. Companies must navigate stringent regulatory processes to gain approvals from agencies like the FDA and EMA.

●	Biologics and Gene Therapies: Emerging treatments, such as gene therapies and biologics, are becoming more prevalent in the CNS market. These advanced therapies often come with high costs and complex manufacturing processes.

●	Market Access and Pricing: Reimbursement and pricing challenges exist, and companies must demonstrate cost-effectiveness to secure market access, especially for novel, high-cost treatments.

Global Brain Tumor Drug Market:

The competitive conditions in this market are:

●	Tumor Type Variability: The market for brain tumor drugs is highly diverse due to the various types of brain tumors, including glioblastoma multiforme (GBM), meningioma, and astrocytoma, each requiring different treatment approaches.

●	Surgery and Radiation Therapy: Brain tumors often require a combination of surgery and radiation therapy. Competition can be intense among medical device manufacturers and radiation therapy providers, as well as pharmaceutical companies offering adjuvant therapies.

●	Targeted Therapies: Developing targeted therapies that focus on specific genetic mutations or signaling pathways associated with brain tumors is an active area of competition. Personalized medicine approaches are increasingly relevant.

●	Immunotherapy: Immunotherapies are being explored for brain tumors, and competition revolves around developing effective immunotherapeutic strategies to harness the body’s immune system against the tumor.

●	Clinical Trials: Companies often compete based on the strength of their clinical trial results and their ability to bring new drugs to market. The effectiveness and safety of brain tumor drugs are critical factors.

●	Orphan Drug Designations: Some brain tumor treatments may qualify for orphan drug designations, which can provide certain advantages, including extended exclusivity and incentives for development.

●	Patient Advocacy: Patient advocacy organizations play a significant role in raising awareness and influencing drug development. Collaboration with these groups can enhance a company’s competitive position.

●	Research and Innovation: Continuous research and innovation in areas such as drug delivery, biomarker discovery, and imaging technologies contribute to the competitive landscape.

●	Combination Therapies: Companies explore combination therapies that can enhance treatment effectiveness. Combining surgery, radiation, and chemotherapy, for example, is a common approach in brain tumor treatment.

●	Global Expansion: Companies that can navigate international regulatory frameworks and secure approvals in various markets have a competitive edge.

There are numerous other pharmaceutical and biotech companies, as well as academic institutions, involved in brain tumor research and drug development, including:

●	Bristol Myers Squibb (BMS): Makers of Opdivo® (nivolumab) which has been explored for glioblastoma.

●	Merck & Co., Inc.: Their drug, Temozolomide (Temodar® in the US, Temodal® in Europe), is a primary treatment for glioblastoma and anaplastic astrocytoma.

●	Roche: They have received accelerated US approval for Avastin® (bevacizumab) for recurrent glioblastoma.

●	Novocure: Developers of the Optune® device, a non-invasive treatment for glioblastoma.

●	AstraZeneca are engaged in various stages of research, development, and commercialization of treatments for brain tumors.

●	Eli Lilly and Company: Conducting research in targeting brain tumors.

●	Pfizer: Involvement in the development of treatments for various types of cancers, including brain tumors.

●	Celldex Therapeutics: Working on drug candidates for glioblastoma.

The competition in this sector extends beyond just drug therapies. Various modalities, including radiation, surgery, and newer non-drug technologies, also vie for market share in the brain tumor treatment domains.

NEO212

NEO212 is a temozolomide conjugate that is given orally. Its main competitive landscape will be standard of care alkylating agents such as temozolomide and lomustine. It is intended that NEO212 will have an oral formulation for primary brain cancers and may also be used for metastatic brain cancers. These cancers are treated currently by surgery or radiosurgery only.

Future Growth Drivers

We anticipate several goals and plans that may potentially support our long-term growth, with some supported by additional high-growth global markets:

●	Potential commercial launch of NEO100 following FDA market approval.

●	Possible clinical trials & FDA approval of other POH compounds in our product pipeline.

●	Exploration of NEO100 pediatric indication.

●	We are currently investigating several additional proprietary chemotherapy agents that have shown preliminary positive effects in laboratory tests on various types of cancers, i.e., NEO212 oral and intranasal delivery for primary and metastatic brain cancer.

●	Treatments for other CNS diseases and disorders based on our POH technology, such as Alzheimer’s, Parkinson’s and Epilepsy.

Manufacturing

We do not own or operate manufacturing facilities for the production of NEO100 nor do we plan to develop our own manufacturing operations in the foreseeable future. We currently depend on third party contract manufacturers for all of our required raw materials, active pharmaceutical ingredient and finished products for our preclinical and clinical trials.

Manufacturers of our products are required to comply with applicable FDA manufacturing requirements contained in the FDA’s current good manufacturing practice standards (“cGMP”) regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. Pharmaceutical product manufacturers and other entities involved in the manufacture and distribution of approved pharmaceutical products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA/NDA, including withdrawal of the product from the market. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

Intellectual Property

We have exclusively licensed a large worldwide patent portfolio from USC consisting of both issued patents and pending patent applications related to NEO100, NEO212 and other products from the NeOnc patent family for multiple uses, including oncological and neurological conditions. In the United States, the Company has exclusive rights to 28 issued patents and 14 pending patent applications. Internationally, we have 65 patents issued and 28 patents applications pending.

The patent families of our product candidates are briefly described in the table below. All patents are owned by USC and exclusively licensed to us from USC. Patent Term Extension (PTE) may be available on certain patents after product approval.

Product Candidate	Title [description]	US Application #	US Patent	Expiration Date	Foreign Counterparts
NEO100	Pharmaceutical Compositions Comprising Monoterpenes [Ultra Pure]	13/040,059 13/939,834 14/817,286 14/843,097 15/040,002 15/220,135 16/575,587 17/749,293	8,507,734[1,2] 9,133,085[1] 9,480,659[1] 9,498,448[1] 9,700,524[3] 10,457,618[1] 10,899,691[1] Pending[3]	8/29/2031 6/5/2031 3/3/2031 3/3/2031 3/3/2031 3/3/2031 3/3/2031 3/3/2031*	Canada, China, China, EU (France, Germany, United Kingdom, Ireland, and Italy)
NEO212	Pharmaceutical Compositions Comprising POH Derivatives [POH conjugated to temozolomide (TMZ)]	13/566,731 14/455,371 13/818,972 15/408,866	8,916,545[2] 9,580,372[3] 9,499,461[1,2,3] 10,092,562[3]	8/26/2031 8/26/2031 8/26/2031 8/26/2031	Brazil, China, EU (Germany, Spain, France, United Kingdom Switzerland, Ireland, Italy, Netherlands, Sweden), Japan, Hong Kong
NEO 214	Pharmaceutical Compositions Comprising POH Derivatives [POH conjugated to rolipram]	16/123,729 16/388,535 17/306,167	11,077,104[3] 11,013,804[2] pending[2,3]	8/26/2031 8/26/2031 8/26/2031*	Japan, EU (Spain, France, United Kingdom, Ireland, Italy, Netherlands, Sweden)
NEO 216	Pharmaceutical Compositions Comprising POH Derivatives and Methods of Use [POH conjugated to valproic acid]	16/606,520 18/150,933	11,559,508[2] pending[3]	11/24/2038 4/18/2038*	China, EU (pending in both)
NEO 218	A Perillyl Alcohol-3-Bromopyruvate Conjugate and Methods of Treating Cancer [POH conjugated to 3- Bromopyruvate]	16/465,081	10,858,305[1,2,3]	11/29/2037	China, EU, Japan (pending in all)
NEO 400	Pharmaceutical Compositions Comprising POH Derivatives [POH conjugated with linoleic acid (LA)]	17/251,452 17/313,258 17/573,693	pending[3] pending[3] pending[2]	8/26/2031* 8/26/2031* 8/26/2031*	China, EU (pending in both)
NEO 412	Pharmaceutical Compositions Comprising Perillyl Alcohol Derivatives [Triple conjugation of perillyl alcohol, linoleic acid, and temozolomide]	15/041,743 16/126,586	9,522,918[1,2] 10,696,680[3]	2/11/2036 2/11/2036	Australia, China, EU (Germany, France, United Kingdom, Ireland), Japan

[1]	Method of making pharmaceutical composition
[2]	Pharmaceutical composition
[3]	Method of using pharmaceutical composition

*	20 years from the earliest filing date, subject to patent term adjustment

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

The patent positions of biotechnology and pharmaceutical companies generally are highly uncertain, involve complex legal and factual questions and have in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our licensed patents and any patents we own are highly uncertain. The steps we and our licensor have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, both inside and outside of the United States.

Further, the examination process may require us to narrow the claims for our licensed pending patent applications, which may limit the scope of patent protection that may be obtained if these applications issue. Our pending licensed and future patent applications may not result in patents being issued that protect our product candidates, in whole or in part, or which prevent others from commercializing competitive product candidates. The scope of a patent may also be reinterpreted after issuance. The rights that may be granted under our issued patents may not provide us with the proprietary protection or competitive advantages we are seeking. Even if patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. If we are unable to obtain and maintain patent protection for our technology or for NEO100 or our other product candidates, or if the scope of the patent protection obtained is not sufficient, our competitors could develop and commercialize products similar or superior to ours in a non-infringing manner, and our ability to successfully commercialize NEO100 or our other product candidates and future technologies may be adversely affected. It is also possible that we will fail to identify patentable aspects of inventions made in the course of our development and commercialization activities before it is too late to obtain patent protection on them.

In addition, the patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. It is also possible that we will fail to identify patentable aspects of our research and development efforts in time to obtain patent protection.

Our licensed pending applications cannot be enforced against third parties practicing the inventions claimed in such applications unless and until a patent issues from such applications with a claim that covers infringing third-party activity. Because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, issued patents that we license from third parties or own in the future may be challenged in the courts or patent offices in the United States and abroad, including through opposition proceedings, derivation proceedings, post-grant review, inter partes review, interference proceedings or litigation. Such proceedings may result in the loss of patent protection, the narrowing of claims in such patents or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical products, or limit the duration of the patent protection for our technology. Protecting against the unauthorized use of our patented inventions, trademarks and other intellectual property rights is expensive, time consuming, difficult and in some cases may not be possible. In some cases, it may be difficult or impossible to detect third-party infringement or misappropriation of our intellectual property rights, even in relation to issued patent claims, and proving any such infringement may be even more difficult. If we are unable to obtain, maintain, and protect our intellectual property our competitive advantage could be harmed, and it could result in a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

Exclusive Patent License Agreement between USC and our Company

On March 9, 2009, Nas-Onc, Inc. (k/n/a NeOnc Technologies, Inc). entered into an exclusive, worldwide license agreement with USC, pursuant to which USC granted us a license to use certain patents and patent applications for the treatment and therapies of disease symptoms in mammals (the “USC Agreement”). The license is exclusive except for the rights granted to the US government pursuant to the Bayh-Dole Act and the right of USC and other non-profit academic research institutions to practice and improve the licensed patents for educational and research purposes. Pursuant to the USC Agreement, we (1) paid USC an upfront royalty payment of $20,000, (2) granted USC 117,236 shares of Common Stock, (3) will pay USC an earned royalty of 2% of Net Sales (as that term is defined in the USC Agreement), (4) has paid annual maintenance royalties of: $5,000 due January 1, 2011, $5,000 due January 1, 2012, $10,000 due January 1, 2013, $20,000 due January 1, 2014 through January 1, 2025, and (5) will continue to pay annual maintenance royalties of $20,000 due on January 1 of each year thereafter. Annual maintenance royalties paid to USC are creditable toward earned royalties. We are also responsible for paying all reasonable patent expenses incurred by USC for filing prosecution and maintaining the licensed patents.

Under the USC Agreement, payments will not be due to USC upon reaching certain development milestones. As of December 31, 2025, we have paid USC $20,000 for a patent maintenance fee. In the event of suspected patent infringement, the parties may agree to jointly institute suit, wherein the parties will share equally all costs and any recovery, with control of such lawsuit being by agreement between us and USC. Absent an agreement to jointly institute a suit, USC has the sole right to institute suit, at its option, where USC will bear the cost of such litigation and retain all recovery. In the event that USC does not institute the lawsuit, we may bring suit, at its option, and bear all such costs. Any recovery obtained by us must be shared with USC, after litigation costs reimbursement, as royalties on Net Sales for the remaining recovery. These rights and obligations were changed pursuant to the Amended License Agreement discussed below.

The USC Agreement is sublicensable subject to the same terms, except that (1) sublicensees may not grant sublicenses, (2) the earned royalty may be increased as to sublicensees, (3) the sublicense reverts to USC in the event the USC Agreement is terminated as to us and, (4) additional issue and maintenance fees are owed to USC for each sublicense. These rights and obligations were changed pursuant to the Second Amendment and Restated Agreement discussed below.

We may challenge the licensed patents upon 90 days’ notice and payment of all royalties due. If we are unsuccessful in its challenge, the earned royalty will thereafter be increased by a factor of three. These rights and obligations were changed pursuant to the Restated Agreement discussed below.

The term of the USC Agreement extends until the last to expire of the licensed patents. The Term of the Agreement was changed pursuant to the Restated Agreement discussed below.

The USC Agreement may be terminated by either party upon 30 days’ notice or upon material breach, wherein the breaching party is permitted 30 days to remedy such breach. USC may terminate immediately if (1) we attempt to sublicense, transfer or assign its rights contrary to the terms of the agreement, (2) we do not maintain the required insurance coverage, or (3) we are determined to be insolvent. These rights and obligations were changed pursuant to the Restated Agreement discussed below.

The parties amended the USC Agreement on April 5, 2023 (“Amended License Agreement”). The Amended License Agreement added NeOnc Technologies Holdings, Inc. as a licensee. The Amended License Agreement also added additional patents and patent applications to the prior license grant and requires us to obtain and record fully executed assignments of the added patents/applications demonstrating USC’s ownership in all relevant jurisdictions. Pursuant to the Amended License Agreement, we agreed to issue USC 560,000 additional shares of our Common Stock. The 560,000 shares were issued to USC on October 11, 2023.

In addition, the Amended License Agreement provides for an 4% earned royalty on Net Sales on licensed products protected by the newly added patents on a country by-country basis. In the event that a licensed product is protected by patents from both the USC Agreement and the Amended License Agreement, the higher royalty will apply. The Amended License Agreement also recognizes a Royalty Credit, in the event that we must obtain additional licenses from third parties in order to sell the licensed products. The Amended License Agreement also grants us control the prosecution of any patent application and maintenance of any patent included within Licensed Patents. We continue to be responsible for all costs associated with the prosecution and maintenance of the licensed patents. The Amendment also changed the parties enforcement obligations. Specifically, we shall have the first right, following consultation with USC, at our sole expense, to file suit against any alleged infringer or in defense of any Third Party claim. Any recovery or settlement in excess of litigation costs paid to us will be shared with USC as if it were Sublicense Revenue as defined in the USC Agreement. USC must consent to any settlement that is detrimental to USC or USC’s intellectual property rights. If we elect not to file suit against an alleged infringer, then upon such election, we will be deemed to have assigned to USC all rights, causes of action, and damages resulting from the alleged infringement. USC then has the sole right to institute suit, at its option.

The parties further amended the USC Agreement on May 30, 2023 (“Second Amendment”). The Second Amendment revised the license agreement to permit sublicensees to sublicense the patents pursuant to specific terms.

On November 19, 2023, the Company and USC entered into an Amended and Restated Exclusive License Agreement (the “Restated Agreement”). The Restated Agreement addressed and clarified certain reporting obligations of the Company under the USC Agreement and addressed certain financial and other obligations, defaults, and deficiencies in connection with the Company’s performance under the USC Agreement. In satisfaction prior unpaid sublicense issue royalties and annual maintenance royalties due for sublicensees, the Company must pay USC $230,000 by March 31, 2024. On July 17, 2024, the restated agreement was amended to extend the payment date of the $230,000 to the earlier of September 1, 2025 or withing five days of a public offering. In connection with the Restated Agreement, the Company recorded the settlement amount of $230,000 in the accompanying consolidated statement of operations for the year ended December 31, 2023, and is included in accounts payable – related parties to USC in the accompanying consolidated balance sheets as of December 31, 2025 and 2024.

The Restated Agreement provides for the same annual maintenance royalties of $20,000 per year above as well as the earned royalty of 2% or 4% on Net Sales on Licensed Products based on patent coverage (with the higher royalty applied when the Licensed Product is protected by patents from both the USC Agreement and the Amended License Agreement) and on a country-by-country basis. As above, the Restated Agreement recognizes the Royalty Credit.

In the event that we, or our sublicensee (other than OEP (discussed below)), challenges a Licensed Patent the annual maintenance royalty, milestone payments and the earned royalty percentage rated will be doubled during the pendency of such challenge. At the conclusion of such challenge, if a Valid Claim that covers the Licensed Product, Licensed Service or Licensed Process is held valid and enforceable then such ongoing royalty payments will be tripled. We must also reimburse USC for all costs incurred in connection with such challenge. Further, we must provide USC at least 180 day’s written notice prior to our, or our sublicensee (excluding OEP) challenging a Licensed Patent. The notice is required to contain the prior art and a description of the facts and arguments that support the invalidity or unenforceability contention. We are required to discuss same with USC in an attempt to resolve the issues.

As above, we may grant sublicenses and our sublicensees may further grant licenses through one tier. By way of reference, on November 8, 2013, we entered into a collaboration agreement (“OEP Agreement”) with OEP, pursuant to which NeOnc licensed to OEP the right to commercialize NEO100 in those territories specified in the OEP Agreement. As to the OEP Agreement, the Restated Agreement waives any prior breach by us of the USC Agreement and permits the OEP sublicense despite inconsistencies with certain terms of the Restated Agreement. On February 20, 2024, OEP and the Company entered into a settlement agreement whereby the Company and OEP terminated the OEP Agreement in exchange for a payment in the amount of $4,000,000 payable by the Company to OEP within ten days of the close of the Company’s initial public offering. The Company has a litigation settlement payable of $4,000,000 in the accompanying consolidated balance sheets as of December 31, 2025 and 2024.

As above, pursuant to the Restated Agreement we maintain us sole control the prosecution of any patent application and maintenance of any patent included within licensed patents. We continue to be responsible for all costs associated with the prosecution and maintenance of the licensed patents. In addition, the parties enforcement obligations as described in the Amended License Agreement remain unchanged. Specifically, we have the first right, following consultation with USC, at our sole expense, to file suit against any alleged infringer or in defense of any Third Party claim. Any recovery or settlement in excess of litigation costs paid to us will be shared with USC as if it were sublicense revenue. USC must consent to any settlement that is detrimental to USC or USC’s intellectual property rights. If we elect not to file suit against an alleged infringer, then upon such election, we will be deemed to have assigned to USC all rights, causes of action, and damages resulting from the alleged infringement. USC then has the sole right to institute suit, at its option.

The Restated Agreement changes the Term of the license. Specifically, the term is now tied to our royalty obligations under the Restated Agreement. We are obligated to pay royalties as to each Licensed Product, Licensed Service or Licensed Process on a country-by-country basis until (a) the last to expire Licensed Patent covering such product/service/process or (b) for 15 years after the date of first commercial sale of such product/service/process where such product/service/process is not covered by a Valid Claim of a Licensed Patent but such product/service/process was developed or made using any Licensed Process. The Term of the license ends when no further royalty obligations are due.

Last, as to termination, the Restated Agreement provides that the parties may mutually agree to terminate. Further, USC may immediately terminate if (a) we do not make payments when due and fail to cure, (b) we default on our indemnification or insurance obligations, (c) we are determined to be insolvent, (d) if any of our officers, directors or employees are convicted of a felony related to the development, manufacture use, marketing, distribution or sale of the Licensed Product, (e) if an audit shows an underpayment by us or a sublicensee of 15% or more for any 12 month period, or (f) we default in the performance of our other obligations in the agreement, and in each case fail to cure. We may terminate the license by giving 180 days advance written notice.

Upon any termination of the license (other than expiration of the Term), then the Restated Agreement grants to USC a non-exclusive worldwide fully paid license, with the right to sublicense to the Licensed Product Data, which includes all pre-clinical, clinical and other regulatory data generated by or on behalf of the Company relating to the Licensed Product and generated after the effective date of the USC Agreement.

Transforming CNS Drug Development: NTHI’s AI and 3D Bioprinting Platforms for Precision Oncology and Beyond

NTHI has strategically acquired and integrated two proprietary technology platforms that materially enhance its drug development capabilities and competitive positioning in the central nervous system (CNS) therapeutics space: (1) an artificial intelligence (AI)-powered compound modeling and sonodynamic therapy (SDT) optimization platform, and (2) a patented magnetic-field-guided 3D bioprinting technology for the generation of tumor spheroids and organoids.

1.	Artificial Intelligence for Drug Discovery and Personalized Sonodynamic Therapy

NTHI has acquired and operationalized an AI-driven computational drug modeling platform designed to support the rational development of sonosensitizers, including the Company’s lead assets, NEO100 and NEO212. This proprietary platform enables predictive modeling of blood-brain barrier (BBB) permeability, reactive oxygen species (ROS) generation, and drug-tumor interactions across heterogeneous CNS tumor environments, including glioblastoma, meningioma, diffuse intrinsic pontine glioma (DIPG), and brain metastases.

Key capabilities include:

●	Simulation of compound behavior, BBB penetration, and cytotoxicity (e.g., NEO100, NEO212 vs. temozolomide) across tumor types and microenvironments.

●	AI-guided optimization of ultrasound activation parameters to enhance SDT precision and efficacy.

●	In silico design of next-generation analogs and combinatorial therapeutic regimens with immuno-oncology and targeted agents.

●	Reduction in preclinical costs and cycle times by replacing low-throughput assays with high-fidelity computational predictions.

●	Personalization of treatment strategies based on patient-specific tumor biology and anatomical characteristics.

The platform significantly accelerates drug discovery and improves translational predictability, offering a scalable foundation for expanding NTHI’s CNS oncology pipeline and clinical trial design.

2.	3D Bioprinting Platform for Tumor and Disease Modeling

NTHI acquired exclusive rights to a patented 3D bioprinting platform developed at McMaster University (U.S. Patent No. 11,788,057 B2). This technology utilizes magnetic field manipulation to generate highly structured and reproducible tumor spheroids and organoids that accurately replicate the tumor microenvironment and neural architecture. This advancement resolves longstanding challenges of conventional 2D cultures and many 3D systems in terms of scalability, fidelity, and biological relevance.

Applications and strategic impact include:

●	High-throughput modeling of brain tumors (e.g., GBM, DIPG, meningioma) for drug screening and mechanism-of-action studies.

●	Expansion into neurodegenerative disease models (e.g., Alzheimer’s, Parkinson’s) and non-CNS organoid systems (e.g., liver, lung, gut).

●	Alignment with NIH and international mandates to reduce reliance on animal models, positioning NTHI at the forefront of ethical, next-generation research tools.

●	Potential for licensing and strategic collaborations with academic institutions, biotech firms (e.g., Stemcell Technologies), and global pharmaceutical CROs.

Together, these platforms provide a synergistic and vertically integrated framework that supports NTHI’s mission to deliver innovative, non-invasive CNS therapies, while opening parallel revenue opportunities in drug discovery tools, precision oncology, and disease modeling.

Settlement Agreements with Licensees

On July 1, 2022, NeOnc Technologies, Inc. and Fox Infused, LLC, a Delaware limited liability company (“Fox Infused”), entered into an Intellectual Property License and Supply Agreement effective July 1, 2022 (the “Agreement”) whereby NeOnc agreed to supply certain products to Fox Infused and license certain of our patents. We terminated the Agreement with Fox Infused on April 25, 2023. On June 6, 2023, Fox Infused filed a complaint against NeOnc in the Central District of California alleging that the termination was improper (Civil Action No. 2:23-04431). Fox Infused also filed an ex parte application for a temporary restraining order and an order to show cause on a preliminary injunction against us seeking to have the court stop the termination of the contract. Fox Infused’s temporary restraining order application was denied and the case dismissed without prejudice. Fox Infused refiled the case in arbitration before the American Arbitration Association (Case No. 01-23-0002-5020). The parties engaged in settlement discussions, and agreed to settle the dispute for a $600,000 payment by us to Fox Infused within 5 business days of the closing date of the Company’s initial public offering or March 31, 2024. The Company was in default under the terms of such settlement agreement as of the end of 2025 and subject to accumulated interest at an annual rate of 10.0%. Fox Infused initiated default proceedings against the Company which resulted in direct and indirect costs to us in defending and responding to such proceedings. In March 2026, the Company satisfied this obligation by paying the settlement amount plus accrued interest of $737,929.

On June 14, 2023, the Company terminated its collaboration agreement with Orient EuroPharma Co., Ltd. (“OEP”). OEP retained counsel, who informed the Company that it believed that the collaboration agreement was improperly terminated by the Company and intended to take legal action in connection therewith. The parties engaged in a mediation on August 29, 2023. The Company withdrew its termination notice on October 31, 2023. The Company believed this would resolve the matter. However, on February 5, 2024, OEP initiated an arbitration claiming that the Company’s termination notice was invalid, the collaboration agreement remained binding and the Company breached representations in that agreement. The Company was prepared to defend the claims and assert counterclaims. Instead, the Company and OEP negotiated a settlement that resulted in the termination of the collaboration agreement and all of OEP’s license rights and resolved all disputes between the parties. Pursuant to the settlement agreement, the Company will pay OEP $4.0 million within ten days of the closing date of the Company’s initial public offering. As the Company believes its Direct Listing is not an initial public offering, the Company does not intend to make payment to OEP. OEP recently informed the Company that it believes the Company is currently obligated to pay such amount; while the Company does not agree with this assertion, there is a risk that OEP could institute additional proceedings against us which could result in direct and indirect costs to us in defending and responding to such proceedings and could result in operational disruptions that could harm our reputation, brand and result of operations, any of which may affect the Company’s ability to raise additional proceeds from the sale of its securities.

Government Regulation and Product Approval

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act, or the FDCA, the PHSA, and regulations and guidance documents implementing these laws. The FDCA, PHSA and their corresponding regulations govern, among other things, the testing, manufacturing, safety, purity, potency, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving pharmaceutical products. Consent from the FDA is required before conducting human clinical testing of drug products. FDA approval of a new drug application (NDA) or a biologics license application (BLA) also must be obtained before marketing a new drug or biological product. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the continued expenditure of substantial time and financial resources.

U.S. Small Molecule New Drug Product Development Process

Any new drug product must be approved by the FDA before it may be legally marketed in the United States. FDA approval is also required before marketing an approved drug product for a new indication or condition of use. The process required by the FDA before a new drug product candidate may be marketed in the United States generally involves the following:

●	Completion of preclinical laboratory tests and in vivo studies in accordance with the FDA’s Good Laboratory Practice (GLP) regulations and applicable requirements for the humane use of laboratory animals or other applicable regulations;

●	Submission to the FDA of an investigational new drug (IND) application, which allows human clinical trials to begin unless FDA objects (issues a “clinical hold”) within 30 calendar days;

●	Approval by an independent institutional review board (IRB), reviewing each proposed clinical trial and clinical site before each clinical trial may be initiated;

●	Performance of adequate and well-controlled human clinical trials in accordance with the protocol contained in the approved IND and in accordance with the FDA’s Good Clinical Practice (GCP) regulations, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed product candidate for its intended use;

●	Preparation and submission to the FDA of a new drug application (NDA) for marketing approval that includes substantial evidence of safety and efficacy from results of nonclinical testing and clinical trials;

●	Review of the product by an FDA advisory committee, if applicable;

●	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the product candidate is produced to assess compliance with current Good Manufacturing Practice (cGMP) requirements and to assure that the facilities, methods and controls are adequate to preserve the product candidate’s identity, safety, strength, quality, potency and purity;

●	Potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the NDA; and

●	Payment of user fees and FDA review and approval of the NDA.

The testing and approval process of product candidates requires substantial time, effort, and financial resources. Satisfaction of the FDA’s pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease. Before testing any product candidate in humans, the product candidate must undergo preclinical testing. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as in vivo animal studies to assess the potential safety and activity of the product candidate and to establish a rationale for therapeutic use. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs.

Concurrent with clinical trials, companies usually must complete some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the drug in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

A clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes active 30 calendar days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks, and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA also may impose partial or full clinical holds on a product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not begin, or recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, that issues arise that partially or fully suspend or terminate such studies.

Human Clinical Trials Under an IND

Clinical trials involve the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators which generally are physicians not employed by, or under, the control of the trial sponsor. Clinical trials must be conducted under written study protocols detailing, among other things, the objectives of the trial, subject selection and exclusion, the trial procedures, the parameters to be used in monitoring safety, the criteria to be evaluated, and a statistical analysis plan. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND.

Further, clinical trials must be conducted in accordance with federal regulations and GCP requirements, which include the requirements that all research subjects provide their informed consent in writing for their participation in any clinical trial, as well as review and approval by an IRB at each study site participating in the clinical trial or a central IRB. An IRB is charged with protecting the welfare and rights of trial participants and considers items such as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject, or their legal representative, reviews and approves the study protocol, and must monitor the clinical trial until completed.

Human clinical trials typically are conducted in three sequential phases that may overlap or be combined:

●	Phase I. The product candidate initially is introduced into a small number of healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early understanding of its value in treating patients. In the case of some product candidates for severe or life-threatening diseases, especially when the product candidate may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

●	Phase II. The product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product candidate for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

●	Phase III. Phase III clinical trials are commonly referred to as “pivotal” or “registrational” studies, which typically denotes a study which presents the data that the FDA or other relevant regulatory agency will use to determine whether or not to approve a product. In Phase III studies, the product candidate is administered to an expanded patient population, generally at multiple geographically dispersed clinical trial sites in adequate and well-controlled clinical trials to generate sufficient data to statistically demonstrate the efficacy and safety of the product for approval. These clinical trials are intended to establish the overall risk/benefit ratio of the product candidate and provide an adequate basis for product labeling.

Post-approval clinical trials, sometimes referred to as Phase IV clinical trials, may be required by FDA, or may be voluntarily conducted after initial approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA.

Written IND safety reports must be promptly submitted to the FDA and the investigators for: serious and unexpected adverse events; any findings from other studies, in vivo laboratory tests or in vitro testing that suggest a significant risk for human subjects; or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Relevant additional information obtained by the sponsor that pertains to a previously submitted IND safety report must be submitted as a follow-up IND safety report. Such report should be submitted within 15 calendar days after the sponsor receives the information.

Information about certain clinical trials, including a description of the study and, in some cases, study results, must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their clinicaltrials.gov website. Manufacturers or distributors of investigational products for the diagnosis, monitoring, or treatment of one or more serious or life-threatening diseases or conditions where no other comparable or satisfactory therapeutic options exist must also have a publicly available policy on evaluating and responding to requests for expanded access, sometimes called “compassionate use,” requests.

Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor that regularly reviews accumulated data and advises the study sponsor regarding the continuing safety of the trial. This group, known as a Data and Safety Monitoring Board (DSMB) or Data and Safety Monitoring Committee (DSMC), may also review interim data to assess the continuing validity and scientific merit of the clinical trial. This group receives special access to unblinded data during the clinical trial and may advise the sponsor to halt the clinical trial if it determined there is an unacceptable safety risk for subjects or on other grounds, such as no demonstration of efficacy.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements or if the trial poses an unexpected serious harm to subjects. The FDA or an IRB may also impose conditions on the conduct of a clinical trial. Clinical trial sponsors may also choose to discontinue clinical trials as a result of risks to subjects, a lack of favorable results, or changing business priorities.

Compliance with Current Good Manufacturing Practices (cGMP) Requirements

Manufacturers of pharmaceutical products must comply with applicable cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Manufacturers and others involved in the manufacture and distribution of such products also must register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Establishments may be subject to periodic, unannounced inspections by government authorities to ensure compliance with cGMP requirements and other laws. Discovery of problems may result in a government entity placing restrictions on a product, manufacturer or holder of an approved NDA, and may extend to requiring withdrawal of the product from the market. The FDA will not approve a NDA unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specification.

Concurrent with clinical trials, companies usually complete additional preclinical studies and must also develop additional information about the physical characteristics of the product candidate as well as finalize a process for manufacturing the product candidate in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents or of causing other adverse events with the use of small molecule products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other requirements, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

In relation to the clinical trials that may be conducted in other countries with a view to obtaining a marketing authorization, there are comparable cGMP requirements and other regulatory rules that are implemented nationally.

U.S. FDA Review and Approval Process

Assuming successful completion of the required clinical and preclinical testing, the results of the preclinical tests and clinical trials together with detailed information relating to the product’s CMC, including negative or ambiguous results as well as positive findings, and proposed labeling, among other things, are submitted to the FDA for NDA (new drug application) approval to market the product for one or more indications.

Under the Prescription Drug User Fee Act (PDUFA), as amended, each NDA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. The PDUFA also imposes an annual program fee for approved therapeutic products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.

In addition, under the Pediatric Research Equity Act (PREA), an NDA for a new active ingredient, indication, dosage form, dosage regimen, or route of administration, must contain data that are adequate to assess the safety and potential of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe. Also, applications for product candidates intended for the treatment of adult cancer which are directed at molecular targets that the FDA determines to be substantially relevant to the growth or progression of pediatric cancer, in place of the PREA investigations, sponsors must submit, with the application, reports from molecularly targeted pediatric cancer investigations designed to yield clinically meaningful pediatric study data, using appropriate formulations, to inform potential pediatric labeling. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Orphan products are also exempt from the PREA requirements.

The FDA reviews a NDA within 60 days of submission to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any NDA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In that event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth, substantive review of the NDA.

The FDA reviews the NDA to determine, among other things, whether the proposed product candidate is safe and effective for its intended use, has an acceptable purity profile and whether the product candidate is being manufactured in accordance with cGMP to assure and preserve the product candidate’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel therapeutic products or therapeutic products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the product approval process, the FDA also will determine whether a risk evaluation and mitigation strategy, (REMS) is necessary to assure the safe use of the product candidate. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. A REMS could include medication guides, physician communication plans and elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without a REMS, if required.

Before approving a NDA, the FDA will inspect the facilities at which the product candidate is manufactured. The FDA will not approve the product candidate if it determines that the manufacturing processes and facilities are not in compliance with cGMP requirements or otherwise are not adequate to assure consistent production of the product candidate within required specifications. Additionally, before approving a NDA, the FDA typically will inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements.

On the basis of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter.

If a product candidate receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a REMS, or otherwise limit the scope of any approval. The FDA may also require post-marketing clinical trials, sometimes referred to as Phase IV clinical trials, designed to further assess a product’s safety, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Every five years, the FDA agrees to specified performance goals in the review of NDAs under the PDUFA. One such current goal is to review standard NDAs in ten months after the FDA accepts the NDA for filing, and priority NDAs in six months, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs and its review goals are subject to change from time to time. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drugs and biologics that meet certain criteria. Specifically, new drugs and biologics are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to both the product and the specific indication for which it is being studied. The sponsor can request the FDA to designate the product for Fast Track status any time before receiving NDA approval, but ideally no later than the pre-NDA or pre-BLA meeting.

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product may be eligible for priority review if it is intended to treat a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies.

A Fast Track product may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

A product may also be eligible for accelerated approval if it is intended to treat a serious or life-threatening condition and generally provide a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM), which is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. If the FDA concludes that a drug shown to be effective can be safely used only if distribution or use is restricted, it may require such post-marketing restrictions as it deems necessary to assure safe use of the product.

Additionally, a drug may be eligible for designation as a Breakthrough Therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The benefits of Breakthrough Therapy designation include the same benefits as Fast Track designation, plus intensive guidance from the FDA to ensure an efficient drug development program. Fast Track designation, priority review, accelerated approval and Breakthrough Therapy designation do not change the standards for approval, but may expedite the development or approval process.

Post-Approval Requirements

After approval, there also are continuing annual program user fee requirements for approved products, excluding, under certain circumstances, orphan products.

Rigorous and extensive FDA regulation of pharmaceutical products continues after approval, particularly with respect to cGMP requirements. Manufacturers are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. To help reduce the increased risk of the introduction of adventitious agents, the PHSA emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The PHSA also provides authority to the FDA to immediately suspend licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases in the United States and between states.

Other post-approval requirements applicable to pharmaceutical products include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information and complying with electronic record and signature requirements. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, and potency of pharmacological products.

In addition, manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are required to register their establishments with the FDA and certain state agencies, list their products, and are subject to periodic announced and unannounced inspections by the FDA and these state agencies for compliance with current cGMP and other requirements, which impose certain procedural and documentation requirements upon us and third-party manufacturers. Manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with current cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered. In addition, changes to the manufacturing process or facility generally require prior FDA approval or notification before being implemented, and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

Moreover, the Drug Quality and Security Act imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing.

Adverse event reporting and submission of periodic reports, including annual reports and deviation reports, are required following FDA approval of a NDA. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in significant regulatory actions. Such actions may include refusal to approve pending applications, license suspension or revocation, imposition of a partial or full clinical hold or termination of clinical trials, warning letters, untitled letters, modification of promotional materials or labeling, provision of corrective information, imposition of post-market requirements including the need for additional testing, imposition of distribution or other restrictions under a REMS, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, FDA debarment, injunctions, fines, consent decrees, corporate integrity agreements, suspension and debarment from government contracts, and refusal of orders under existing government contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement, or civil or criminal penalties, including fines and imprisonment, and result in adverse publicity, among other adverse consequences.

A sponsor also must comply with the FDA’s advertising and promotion requirements, such as the prohibition on promoting products for uses or in patient populations that are inconsistent with the product’s approved labeling (known as “off-label use”). The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Violations relating to the promotion of off-label uses may lead to investigations alleging violations of federal and state healthcare fraud and abuse and other laws, as well as state consumer protection laws. Companies, however, may generally share truthful and non-misleading information that is otherwise consistent with a product’s FDA approved labeling. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal actions and adverse publicity. These actions could include refusal to approve pending applications or supplemental applications, withdrawal of an approval, clinical hold, suspension or termination of a clinical trial by an IRB, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines or other monetary penalties, refusals of government contracts, mandated corrective advertising or communications with healthcare providers, debarment, restitution, disgorgement of profits or other civil or criminal penalties.

Broadly equivalent requirements and controls typically apply in other countries to the submission of marketing authorization applications and, post-approval, to the holding of such marketing authorizations.

The Hatch-Waxman Amendments and Generic Competition

Orange Book Listing

Once a drug product is approved under an NDA, the product is listed in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. An NDA-approved drug product will be designated in the Orange Book as a Reference Listed Drug (RLD). Sponsors of approved NDAs are required to list with the FDA patents whose claims cover the product’s active ingredient, formulation, or an approved method of using the drug.

Patent Term Extensions

Depending upon the timing, duration and specifics of FDA approval of the use of our therapeutic candidates, some of our United States patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments to the FDCA (Hatch-Waxman”). Hatch-Waxman permits a patent restoration term of up to five years as compensation for patent term lost during drug product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product or therapeutic candidate’s approval date. The patent term restoration period is generally one half of the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved product or therapeutic candidate is eligible for the extension and the application for extension must be made prior to expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA(s).

ANDA Approval Process for Generic Drugs

Hatch-Waxman also established an abbreviated FDA approval process for generic drugs that are shown to be pharmaceutically equivalent and bioequivalent to drugs previously approved by the FDA through the NDA process. Approval to market and distribute these drugs is obtained by filing an abbreviated new drug application, or ANDA, with the FDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown to be bioequivalent to the listed drug. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are termed abbreviated because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, a generic applicant must demonstrate that its product is bioequivalent to the innovator drug. In some cases involving drugs with no or limited systemic absorption, an ANDA must include clinical endpoint (efficacy) studies in order to demonstrate bioequivalence. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

Section 505(b)(2) NDA Approval Process

As an alternative path to FDA approval for modifications to formulations or uses of products previously approved by the FDA under a “full” NDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments and enables the applicant to rely, in part, on the FDA’s previous approval of a similar product, and/or published literature, in support of the safety and/or efficacy of its drug product. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. If the Section 505(b)(2) applicant can establish that reliance on FDA’s previous findings of safety and effectiveness is scientifically appropriate, it may eliminate the need to conduct certain preclinical studies or clinical trials of the new product. The FDA may also require companies to perform additional studies or measurements, including clinical trials, to support the change from the approved reference drug. The FDA may then approve the new product candidate for all, or some, of the label indications for which the reference drug has been approved or for any new indication sought by the Section 505(b)(2) applicant.

ANDA and 505(b)(2) products may be significantly less costly to bring to market than the reference listed drug, and companies that produce generic products are generally able to offer them at lower prices. Moreover, generic versions of RLDs are often automatically substituted for the RLD by pharmacies when dispensing a prescription written for the RLD. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.

ANDA and 505(b)(2) NDA Patent Certification Requirements

Any applicant who files an ANDA seeking approval of a generic equivalent version of a drug listed in the Orange Book or a Section 505(b)(2) NDA referencing a drug listed in the Orange Book must certify to the FDA, as applicable, that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is, in the applicant’s opinion, invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. This last certification is known as a paragraph IV certification. If an ANDA or 505(b)(2) NDA is submitted to FDA with a Paragraph IV Certification, the applicant must also provide a “Paragraph IV Notification” to the holder of the NDA for the RLD and to the owner of the listed patent(s) being challenged by the applicant, providing a detailed written statement of the bases for the applicant’s position that the relevant patent(s) is invalid or would not be infringed. If the patent owner brings a patent infringement lawsuit against the applicant within 45 days of the Paragraph IV Notification, FDA approval of the ANDA or 505(b)(2) NDA will be automatically stayed for 30 months, or until 7-1/2 years after the RLD’s NDA approval date if the ANDA or 505(b)(2) NDA was filed between 4 years and 5 years after the NDA approval. Any such stay will be terminated earlier if the court rules that the patent is invalid or would not be infringed. The applicant may, in certain circumstances, elect to submit a “section viii” statement with respect to a listed method of use patent, certifying that the proposed ANDA or 505(b)(2) product’s labeling does not contain (or carves out) any language that would infringe a method of use patented listed in the Orange Book for the RLD.

The ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the reference drug has expired as described in further detail below.

Regulatory Exclusivities

New Chemical Entity Exclusivity

The Hatch-Waxman Amendments provide a period of five years of non-patent marketing exclusivity for the first approved drug containing a new chemical entity (“NCE”) as an active ingredient. An NCE is an active moiety that has not been approved by the FDA in any other NDA. A fixed combination drug product may receive NCE exclusivity if one of its active ingredients is an NCE, but not if all of its active ingredients have previously been approved. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five-year exclusivity period, the FDA cannot accept for filing any ANDA or 505(b)(2) NDA seeking approval of a product that contains the same active moiety, except that the FDA may accept such an application for filing after four years if the application includes a paragraph IV certification to a listed patent. In the case of such applications accepted for filing between four and five years after approval of the reference drug, the 30-Month Stay of approval triggered by a timely patent infringement lawsuit is extended by the amount of time necessary to extend the stay until 7-1/2 years after the approval of the reference drug NDA.

New Clinical Trial (3-Year) Exclusivity

A drug, including one approved under Section 505(b)(2), may obtain a three-year period of exclusivity for a particular indication or condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical trials (other than bioavailability studies) was essential to the approval of the application or supplemental application and was conducted/sponsored by the applicant. Should this occur, the FDA would be precluded from approving any ANDA or Section 505(b)(2) application for the protected modification until after that three-year exclusivity period has run. However, unlike NCE exclusivity, the FDA can accept an application and begin the review process during the 3-year exclusivity period.

Orphan Drug Designation and Orphan Exclusivity Under the Orphan Drug Act

The FDA may grant orphan designation to a drug product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States but for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product.

Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care or in instances of drug supply issues. However, competitors may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if a product candidate is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of our products is designated as an orphan drug and receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union has similar, but not identical, requirements and benefits.

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity available in the United States and, if granted, it provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity or listed patents. Under the Best Pharmaceuticals for Children Act, or BPCA, certain therapeutic candidates may obtain an additional six months of exclusivity if the sponsor conducts pediatric research and submits new clinical information requested in writing by the FDA, referred to as a Written Request, relating to the use of the active moiety of the product or therapeutic candidate in children. The data do not need to support a label change for pediatric use; rather, the additional protection is granted if the pediatric clinical trial is deemed to have fairly responded to the FDA’s Written Request. Although the FDA may issue a Written Request for studies on either approved or unapproved indications, it may only do so where it determines that information relating to that use of a product or therapeutic candidate in a pediatric population, or part of the pediatric population, may produce health benefits in that population. The issuance of a Written Request does not require the sponsor to undertake the described trials. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

Other Healthcare Laws and Regulations

Our business activities, including but not limited to, research, sales, promotion, distribution, medical education, and other activities following product approval will be subject to regulation by numerous federal and state regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the Department of Justice, the Department of Health and Human Services (HHS) and its various divisions, including the Office of Inspector General, the Centers for Medicare & Medicaid Services (CMS) and the Health Resources and Services Administration, the Department of Veterans Affairs, the Department of Defense, and state and local governments. Healthcare providers and third-party payors play a primary role in the recommendation and use of pharmaceutical products that are granted marketing approval. Arrangements with third-party payors, existing or potential customers and referral sources, including healthcare providers, are subject to broadly applicable fraud and abuse laws and regulations, and these laws and regulations may constrain the business or financial arrangements and relationships through which manufacturers conduct clinical research, market, sell and distribute the products for which they obtain marketing approval. Such restrictions under applicable federal and state healthcare laws and regulations include the following:

●	The federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or kind, in exchange for, or to induce, either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers, formulary managers and other individuals and entities on the other. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the ACA) amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to commit a violation;

●	The federal civil and criminal false claims, including the civil FCA, and Civil Monetary Penalties Laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent, or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government. Certain marketing practices, including off-label promotion, also may implicate the FCA. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;

●	The federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, therapeutic products and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or the CMS, information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

●	Health Insurance Portability and Accountability Act of 1996 (HIPAA) prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, a healthcare benefit program, regardless of whether the payor is public or private, in connection with the delivery or payment for health care benefits, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. Additionally, the ACA amended the intent requirement of certain of these criminal statutes under HIPAA so that a person or entity no longer needs to have actual knowledge of the statute, or the specific intent to violate it, to have committed a violation; and

●	State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers and drug pricing and/or marketing expenditures; and state and local laws requiring the registration of pharmaceutical sales representatives and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Further, we may be subject to data privacy and security regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. HIPAA, as amended by the Health Information Technology for Clinical Health Act of 2009 (HITECH), and its respective implementing regulations imposes certain requirements, including mandatory contractual terms, on covered entities, business associates and their covered subcontractors relating to the privacy, security, and transmission of certain individually identifiable health information known as protected health information. Among other things, HITECH, through its implementing regulations, makes HIPAA’s security standards and certain privacy standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains, or transmits protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. HITECH also strengthened the civil and criminal penalties that may be imposed against covered entities, business associates, subcontractors, and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, other federal and state laws may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not be pre-empted by HIPAA, thus complicating compliance efforts.

To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

In the EU, the data privacy laws are generally perceived to be stricter than those which apply in the United States and include specific requirements for the transfer of personal data outside the EU to the United States to ensure that EU standards of data privacy will be applied to such data.

Violation of the laws described above or any other governmental laws and regulations may result in significant penalties, including administrative, civil and criminal penalties, damages, fines, the curtailment or restructuring of operations, the exclusion from participation in federal and state healthcare programs, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, imprisonment, and additional reporting requirements and oversight if a person becomes subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws. Furthermore, efforts to ensure that business activities and business arrangements comply with applicable healthcare laws and regulations can be costly for manufacturers of branded prescription products.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States, sales of any product candidates for which regulatory approval for commercial sale is obtained will depend in part on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government authorities and health programs in the United States such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. These third-party payors are increasingly reducing reimbursements for medical products and services. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of FDA-approved drugs for a particular indication. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results.

A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost of medical products and services, in addition to their safety and efficacy. New metrics frequently are used as the basis for reimbursement rates, such as average sales price, average manufacturer price and actual acquisition cost. In order to obtain coverage and reimbursement for any product that might be approved for sale, it may be necessary to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and rational of the cost of the products, in addition to the costs required to obtain regulatory approvals. If third-party payors do not consider a product to be cost saving when compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit.

The marketability of any product candidates for which we or our collaborators receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. The cost containment measures that healthcare payors and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third-party coverage or adequate reimbursement for our product candidates in whole or in part.

In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost of a particular product candidate to currently available therapies. EU member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control company profits. The downward pressure on health care costs has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations may not allow favorable reimbursement and pricing arrangements.

Health Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state legislative initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug pricing.

By way of example, in March 2010, the ACA was signed into law, intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the healthcare industry and impose additional health policy reforms. Among the provisions of the ACA of importance to our business are:

●	An annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

●	An increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

●	A methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

●	Extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

●	Expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

●	A Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

●	Expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and

●	A Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical research, along with funding for such research.

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, re-examining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, in August 2022, President Biden signed the Inflation Reduction Act of 2022 (the IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program.

Other legislative changes have been proposed and adopted in the United States since the ACA. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the BBA and the Infrastructure Investment and Jobs Act, will remain in effect until 2031 unless additional Congressional action is taken.

The heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics, also has resulted in executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, President Trump used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders, and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020 implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until 2032. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA directs the Secretary of HHS to establish a Drug Price Negotiation Program (the Program) to lower prices for certain single-source prescription drugs and biologics covered under Medicare Parts B and D, based on criteria established under the IRA. Under the Program, the Secretary of HHS will publish a list of “selected drugs,” and will then negotiate maximum fair prices (MFP) with their manufacturers. Beginning in 2026, the first year of the Program, the number will be limited to 10 Part D drugs and biologics. By 2029, and in subsequent years thereafter, the number will increase to 20 drugs and biologics covered under Part D and Part B. Agreements between HHS and manufacturers will remain in place until a drug or biologic is no longer considered a “selected drug” for negotiation purposes. Manufacturers who do not comply with the negotiated prices set under the Program will be subject to an excise tax based on a percentage of total sales of a “selected drug” up to 95% and the potential of civil monetary penalties. Further, the IRA imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. In addition, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries.

At the state level, individual states in the United States have increasingly passed legislation and implemented regulations designed to control pharmaceutical and therapeutic product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some third-party payors also require pre-approval of coverage for new or innovative devices or therapies before they will reimburse healthcare providers that use such therapies.

We expect that these initiatives, as well as other healthcare reform measures that may be adopted in the future, as well as the trend toward managed healthcare and increasing influence of managed care organizations, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of current and future cost containment measures or other healthcare reforms may adversely affect our operations and prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

Data Privacy and Security

In the ordinary course of our business, we collect, process and store confidential and sensitive information, including personal information, intellectual property, trade secrets, and proprietary information owned or controlled by ourselves or other third parties. We, and third parties upon whom we rely, use sophisticated information technology, software and services to process, store, use, generate, transfer and disclose information, as well as other sensitive information controlled by ourselves or other third parties.

We may also be subject to federal, state, and foreign data privacy and security laws and regulations. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners, vendors, or other third parties on whom we rely. The legislative and regulatory framework related to the collection, use, retention, safeguarding, disclosure, sharing, transfer, security and other processing of personal data worldwide is rapidly evolving. The number and scope of data protection laws and regulations is changing, subject to differing applications and interpretations, and may be inconsistent among jurisdictions, or in conflict with other rules, laws or other data processing obligations. Efforts to ensure that our current and future business arrangements, including our relationship with our CROs or other vendors who process data on our behalf, comply with applicable data privacy and data security laws and regulations will involve substantial costs.

For example, HIPAA, as amended by HITECH, and its implementing regulations, impose requirements relating to the privacy, security and transmission of individually identifiable health information on certain health care providers, health plans and health care clearinghouses, known as covered entities, as well as their business associates and covered subcontractors that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Further, entities that knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA may be subject to civil and criminal penalties. Even when HIPAA does not apply, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5 of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

Likewise, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, such as the California Consumer Privacy Act of 2018 (CCPA), which has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States. Although the CCPA exempts certain data processed in the context of clinical trials, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to the personal information we maintain about California residents. The CCPA among other effects, creates individual privacy rights for California consumers (as defined in the law), places increased privacy and security obligations on entities handling certain personal data of consumers or households, requires covered companies to provide disclosures to consumers regarding data collection, use and sharing practices, requires covered companies to allow users to opt-out of certain sales or transfers of personal information, and provides consumers with a private right of action for certain data breaches. The CCPA became effective on January 1, 2020, and the California Attorney General’s authority to begin bringing enforcement actions began July 1, 2020. As currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. Further, the California Privacy Rights Act (CPRA) was recently voted into law by California residents. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA went into effect on January 1, 2023, and become enforceable on July 1, 2023. A similar law, the Consumer Data Protection Act (CDPA), was recently passed in Virginia and went into effect on January 1, 2023.

We also are or will become subject to privacy laws in the jurisdictions in which we are established or in which we sell or market our products or run clinical trials. For example, in the EU, we are subject to Regulation (EU) 2016/679, the GDPR, in relation to our collection, control, processing, and other use of personal data (i.e. data relating to an identified or identifiable living individual). We process personal data in relation to participants in our clinical trials in the European Economic Area (EEA), including the health and medical information of these participants. The GDPR is directly applicable in each EU and EEA Member State, however, it provides that EU and EEA Member States may introduce further conditions, including limitations which could limit our ability to collect, use and share personal data (including health and medical information), or could cause our compliance costs to increase, ultimately having an adverse impact on our business. As noted above, the GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data subjects (in a concise, intelligible and easily accessible form) how their personal information is to be used, imposes limitations on retention of personal data; defines for the first time pseudonymized (i.e., key-coded) data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. We are also subject to EEA rules with respect to cross-border transfers of personal data out of the EEA. As noted above, recent legal developments in the EU have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States, e.g. on July 16, 2020, the Court of Justice of the European Union (CJEU),

invalidated the EU-U.S. Privacy Shield Framework, or the Privacy Shield, under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. On June 4, 2021, the European Commission adopted new standard contractual clauses under the GDPR for data transfers from entities that are subject to the GDPR to transfer personal data outside of the EEA. The new standard contractual clauses impose additional obligations, including the obligation to conduct a transfer impact assessment and, depending on a party’s role in the transfer, to implement additional security measures and to update internal privacy practices. If we elect to rely on the standard contractual clauses for data transfers, we may be required to incur significant time and resources to update our contractual arrangements and to comply with new obligations. Additionally, on September 8, 2020, the Swiss Data Protection Authority (the Federal Data Protection and Information Commissioner) concluded that the Swiss-U.S. Privacy Shield does not provide an adequate level of protection for personal data transfer from Switzerland to the U.S. pursuant to the Swiss Federal Act on Data Protection. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

We are subject to the supervision of local data protection authorities in those EU jurisdictions where we are established or otherwise subject to the GDPR. Fines for certain breaches of the GDPR are significant: up to the greater of €20.0 million or 4% of total global annual turnover. Further, following the withdrawal of the United Kingdom from the EU on January 31, 2020, pursuant to the transitional arrangements agreed between the United Kingdom and the EU, we will have to comply with the GDPR and separately the GDPR as implemented in the United Kingdom, each regime having the ability to fine up to the greater of €20 million / £17 million or 4% of global turnover. Following December 31, 2020, and the expiry of the post-Brexit transitional arrangements between the United Kingdom and EU, although it is likely that the data protection obligations of the GDPR will continue to apply to UK-related processing of personal data in substantially unvaried form and fashion, for at least the short term thereafter, the relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear. For example, it is not yet clear whether the United Kingdom will be the subject of a so-called adequacy decision of the European Commission, and it is therefore unclear how data transfers between EU/EEA Member States and the United Kingdom will be treated. Any changes relating to the UK and EU position regarding aspects of data protection law may lead to additional compliance costs and could increase our overall risk. In addition to the foregoing, a breach of the GDPR or other applicable privacy and data protection laws and regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, an inability to process personal data or to operate in certain jurisdictions, or potential civil claims including class action type litigation.

Moreover, we use third-party service providers and subprocessors to help us operate our business and engage in processing on our behalf. If we, our service providers, partners, or other relevant third-parties have experienced, or in the future experience, any security incident(s) that result in any data loss, deletion or destruction, unauthorized access to, loss of, unauthorized acquisition or disclosure of, or inadvertent exposure or disclosure of sensitive information, or compromise related to the security, confidentiality, integrity of our (or their) information technology, software, services, communications or data, it may result in a material adverse impact, including without limitation, regulatory investigations or enforcement actions, litigation, or an inability to process data in some jurisdictions. Furthermore, applicable data protection laws, privacy policies and data protection obligations may require us to notify relevant stakeholders of security breaches, including affected individuals, customers, and regulators. Such disclosures are costly, and the disclosure or the failure to comply with such requirements, could result in a material adverse impact, including without limitation, regulatory investigations or enforcement actions.

For more information on the potential impact of the GDPR, and associated EEA data protection laws, on our business, see the section titled “Risk Factors-Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.”

Additional Regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern the use, handling and disposal of various biologic, chemical and radioactive substances used in, and wastes generated by, operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. Equivalent laws have been adopted in other countries that impose similar obligations.

U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act (FCPA) prohibits U.S. corporations and individuals from engaging in certain activities to obtain or retain business abroad or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value, directly or indirectly, to any foreign government official, government staff member, official or employee of a public international organization, or a political party or political candidate for the purpose of influencing any act or decision of the foreign entity in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The scope of the FCPA includes interactions with healthcare professionals of foreign state-owned or affiliated hospitals, universities, or research institutions. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight, and suspension and debarment from government contracts, and refusal of orders under existing government contracts.

Equivalent laws have been adopted in other foreign countries that impose similar or arguably broader obligations.

Employees

As of March 30, 2026, we had 5 full-time employees. There are also four PhD professionals and one lab technician who are paid by USC which is then reimbursed by us. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

Corporate Information

NeOnc Technologies Holdings, Inc. (“NeOnc” or the “Company”) was incorporated in the State of Delaware. The Company was formed as a holding company in connection with a share exchange transaction completed on April 7, 2023, pursuant to which all of the common stockholders of NeOnc Technologies, Inc. (“NTI”), the Company’s wholly owned operating subsidiary, exchanged their shares in NTI for shares of common stock of the Company. NTI was originally incorporated in California in 2008 under the name NAS-ONC, Inc. and subsequently redomiciled and renamed NeOnc Technologies, Inc. Following the share exchange, NTI became a wholly owned subsidiary of the Company, which conducts all of the Company’s research and development and clinical operations.

Our principal executive office is located at 23975 Park Sorrento, Suite 205, Calabasas, CA 91302.

Available Information

We file electronically with the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains an Internet site that contains reports, proxy information, information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov. All reports we file with the SEC are available free of charge via EDGAR through the SEC website.

Financial and other information about our company is available on our website at https://www.neonc.com. Our investor relations website includes a section through which we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4, and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Except as specifically incorporated by reference into this Annual Report, information on these websites is not part of this filing.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors described below, any of which may be relevant to decisions regarding whether to invest in shares of our common stock. If any of the following risks actually occurs, our business, results of operations and financial condition could be materially adversely affected. In this case, the trading price of our common stock would likely decline, and you might lose part or all your investment in our common stock. We have organized the description of these risks into groupings in an effort to enhance readability, but many of the risks interrelate or could be grouped or ordered in other ways, so no special significance should be attributed to the groupings or order below.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks summarized below. These risks are discussed more fully in the “Risk Factors” section immediately following this summary.

Summary of Risk Factors

●	We have incurred significant losses since our inception and anticipate that we will incur significant and increasing losses for the foreseeable future and we may never achieve or maintain profitability.

●	Failure to obtain necessary capital could force us to delay, limit, reduce or terminate our product development programs, potential commercialization efforts or other operations, or to become non-compliant with Nasdaq requirements.

●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

●	We have certain financing facilities available to us, including an Equity Line of Credit and loan facility from a related party, however, we may not be able to draw upon such facilities as needed

●	The report of our independent registered public accounting firm included a “going concern” paragraph.

●	Our development of product candidates based on our technology platform is limited, and we do not know whether we will be able to develop any products of commercial value.

●	Our product candidates are in preclinical and clinical stages of development, are not approved for commercial sale and might never receive regulatory approval or become commercially viable.

●	Our product candidates are based on a novel approach to the treatment of cancer, which makes it difficult to predict the time and cost of product candidate development.

●	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

●	Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.

●	Announced or published data from our clinical trials may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

●	Our efforts to expand our product candidates and develop marketable products may not be successful.

●	Geopolitical instability in the Middle East, including the ongoing conflict involving Iran, could adversely affect our operations, clinical trials, and strategic partnerships.

●	We may expend our resources to pursue a product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

●	If we do not achieve our product development goals in the timeframes we announce and expect, the commercialization of our product candidates may be delayed and as a result our share price may decline.

●	The marketing approval process is expensive, time-consuming and uncertain and may prevent us or any of our existing or potential future collaboration partners from obtaining approvals for the commercialization of NEO100 and any other product candidate we develop.

●	We will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense and limit how we manufacture and market our products.

●	We are subject to multiple manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates.

●	We may face delays in the development and commercialization of, or be unable to meet demand for, any product candidates, and may lose potential revenues.

●	We rely, and expect to continue to rely, on third parties to supply and quality-test the ingredients for our product candidates and components for our manufacturing process.

●	If those third parties do not perform satisfactorily, we may be unable to obtain regulatory approval for our product candidates or any other product candidates that we may develop in the future.

●	We have and may in the future enter into collaboration agreements and strategic alliances to maximize the potential of our product candidates, and we may not realize the benefits of such collaborations or alliances.

●	If we are not able to establish future collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans for one or more of our other development programs.

●	Any future collaborations are not a guarantee of success, and all collaborations are as risky.

●	If we, or our collaboration partners, are unable to successfully commercialize any product candidate for which we receive regulatory approval, or experience delays in doing so, our business will be materially harmed.

●	We face significant competition, which may result in others discovering, developing or commercializing products more quickly or marketing them more successfully than us.

●	If we are unable to establish effective marketing, sales and distribution capabilities, the revenues that we generate may be limited and we may never become profitable.

●	Even if any of our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by those in the medical community necessary for commercial success.

●	The size of the potential market for our product candidates is difficult to estimate and, if any of our assumptions are inaccurate, the actual markets for our product candidates may be smaller than our estimates.

●	We may face competition for any of our product candidates for which we obtain regulatory approval.

●	If we are unable to obtain, maintain and protect our intellectual property rights for our technology and product candidates, or if our intellectual property rights are inadequate, our competitive position could be harmed.

●	If we fail to comply with our obligations in the agreements under which we may license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.

●	If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

●	Changes to the patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect NEO100, NEO212 and our other product candidates.

●	We may become involved in lawsuits to protect or enforce our intellectual property, which could have a material adverse effect on the success of our business.

●	If we obtain any issued patents covering our technology, such patents could be found invalid or unenforceable if challenged in court or before the USPTO or comparable foreign regulatory authority.

●	Patent terms may be inadequate to protect our position on our products for an adequate amount of time.

●	Some intellectual property may be subject to federal regulations.

●	If we fail to comply with our license obligations, we could lose rights that are important to our business.

●	If we fail to comply with federal and state laws, we could face substantial penalties and our business, financial condition, results of operations, stock price and prospects will be materially harmed.

●	If the government or third-party payors fail to provide adequate coverage, reimbursement and payment rates for our products, or if health maintenance organizations or long-term care facilities choose to use therapies that are less expensive or considered a better value, our revenue and prospects for profitability will be limited.

●	We are subject to legislation, regulatory proposals and third-party payor initiatives that may increase costs of compliance, and adversely affect our ability to market our products, obtain collaborators, and raise capital.

●	If we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

●	Our management team has limited public company experience.

●	If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

●	Unfavorable market and economic conditions may have serious adverse consequences on our business, financial condition, results of operations, stock price and prospects.

●	Public health crises such as pandemics or similar future outbreaks could materially and adversely affect our preclinical studies and clinical trials, business, financial condition and results of operations.

●	If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise.

●	We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability and have to limit the commercialization of any approved products or product candidates.

●	Our employees, independent contractors, consultants, partners, investigators, CMOs, or CROs may engage in misconduct or other improper activities, which could have a material adverse effect on our business.

●	Our ability to utilize our net operating loss carryforwards and research and development tax credits to reduce future tax payments may be limited or restricted.

●	An active trading market may not develop or continue to be liquid and the market price of shares of our common stock may be volatile.

●	Tariff policies and potential countermeasures could disrupt our supply chain.

●	Future sales of common stock by our stockholders could cause our share price to decline.

●	Our stockholders may be diluted by future issuances of preferred stock or additional common stock.

●	Because we have no current plans to pay cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

●	Our management and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

●	We are involved in disputes with former licensees of our technology, which could result in direct and indirect costs to us in defending and responding to such proceedings and could result in operational disruptions that could harm our reputation, brand and result of operations.

●	We will incur significantly increased costs as a result of operating as a public company.

●	If we fail to maintain proper and effective internal controls over financial reporting our ability to produce accurate and timely financial statements could be impaired.

●	If we fail to establish and maintain effective internal controls over financial reporting, our operating results and our ability to operate our business could be harmed.

●	Failure to build and improve our finance and accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

●	Future changes in financial accounting standards or practices may cause adverse and unexpected revenue fluctuations and adversely affect our reported results of operations.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception and anticipate that we will incur significant and increasing losses for the foreseeable future and we may never achieve or maintain profitability.

We are a clinical stage biopharmaceutical company, and our operations to date have been focused substantially on organizing and staffing our company, business planning, raising capital, creating, assessing, and developing our technology, establishing our intellectual property portfolio, identifying potential product candidates, undertaking preclinical studies, commencing clinical trials and manufacturing. Additionally, as an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful commercialization. We have never generated any significant revenue and have incurred significant operating losses. Our net loss was $62,146,210 and $11,898,464, for the years ended December 31, 2025 and 2024, respectively. We expect to continue to incur significant and increasing operating losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

We expect that it will be several years, if ever, before we have a commercialized product. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

●	advance our lead product candidate NEO100 Phase II clinical trial results through the FDA to the next phase of clinical trials;

●	initiate planned and future clinical trials of NEO100 or NEO212 in other cancer indications;

●	discover and develop new product candidates, and conduct research and development activities, preclinical studies and clinical trials;

●	manufacture preclinical, clinical and commercial supplies of our product candidates;

●	broaden and strengthen our internal manufacturing capabilities, including the expansion and upgrade of our in-house manufacturing facility;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional research and development, clinical, scientific and management personnel;

●	add operational, financial and management information systems and personnel;

●	establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain regulatory approval and we commercialize on our own or in collaboration with others; and

●	incur additional legal, accounting and other expenses operating as a public company following our recent direct listing.

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

Our future capital requirements depend on many factors, including:

●	the scope, progress, results and costs of researching and developing NEO100, NEO212 and our other product candidates and programs, and of conducting preclinical studies and clinical trials;

●	the timing of, and the costs involved in, obtaining marketing approvals for NEO100, NEO212 and future product candidates we develop if clinical trials are successful;

●	the success of any future collaborations;

●	the cost of commercialization activities for any approved product, including marketing, sales and distribution costs;

●	the cost and timing of establishing, equipping, and operating our current and planned manufacturing activities;

●	the cost of manufacturing NEO100, NEO212 and future product candidates for clinical trials in preparation for marketing approval and commercialization;

●	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;

●	the cost, timing and outcome of seeking FDA and any other regulatory approvals for any future product candidates;

●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation or other patent challenge costs and the outcome of such litigation or other patent challenges;

●	our ability to establish and maintain healthcare coverage and adequate reimbursement for our future products, if any;

●	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;

●	the emergence of competing cancer therapies and other adverse market developments;

●	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates;

●	the costs associated with being a public company;

●	our need and ability to retain key management and hire scientific, technical, medical and business personnel; and

●	the costs associated with expanding our facilities or building out our laboratory space.

We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings and debt financings, or other capital sources such as potential collaborations, strategic alliances, licensing arrangements and other arrangements. We expect to finance our operations over the next 12 months primarily through existing cash balances and supplemented as necessary by funds available through our Line of Credit Agreement with HCWG and sales of equity securities, which may include sales of equity securities under the Equity Purchase Agreement, each as described below. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. In addition, because the design and outcome of our anticipated and any future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of NEO100, NEO212 or any future product candidates. Accordingly, we will be required to obtain further funding to achieve our business objectives.

We have never generated any revenue from product sales other than for humanitarian uses of less than $83,000 per year and may never become profitable.

The Company recognized point-in-time revenue of $39,990 and $83,000, for the years ended December 31, 2025 and 2024, respectively. Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with future partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our development programs. We have no products approved for commercial sales, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends heavily on our success in achieving a number of goals, including:

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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

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

The report of our independent registered public accounting firm on our consolidated financial statements for the years ended December 31, 2025 and 2024 included an explanatory paragraph indicating that there was substantial doubt about our ability to continue as a going concern. If we are unable to raise additional capital as and when needed, our business, financial condition and results of operations will be materially and adversely affected, and we may be forced to delay our development efforts, limit our activities and reduce research and development costs. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements. The inclusion of a going concern explanatory paragraph by our independent registered public accounting firm, our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into licensing and collaboration arrangements or other contractual relationships with third parties and otherwise execute our development strategy.

Risks Related to Product Discovery, Development and Regulatory Approval

Our development of product candidates based on our technology platform is limited, and we do not know whether we will be able to develop any products of commercial value.

The success of our business depends primarily upon our ability to identify novel product candidates and to successfully develop and commercialize those product candidates. While we have had preclinical and clinical study results for both NEO100 and NEO212, to date, these remain our only product candidates into four clinical trials. We have not yet succeeded and may not succeed in demonstrating efficacy and safety in order to be able to commercialize NEO100 or NEO212. We also may be unsuccessful in identifying additional product candidates beyond NEO100 and NEO212, and any of our product candidates may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the product candidates unmarketable or unlikely to receive marketing approval. Similarly, adverse developments with respect to other companies that attempt to use a similar approach to our approach may adversely impact the actual or perceived value and potential of our discovery platform and resulting product candidates.

If any of these events occur, our ability to successfully discover, develop and commercialize any product candidates may be impaired and the value of our company could decline significantly.

Our product candidates are in preclinical and clinical stages of development, are not approved for commercial sale and might never receive regulatory approval or become commercially viable.

All of our product candidates are in clinical development. We have not completed the development of any product candidates, we currently generate no revenue, and we may never be able to develop a marketable product. Enrollment in NEO100 Phase I was completed in September 2019, and we reported multiple data readouts in 2020. Our Phase I clinical trial – an open-label, single-arm study, of our lead product candidate, NEO100, in patients with recurrent malignant glioma (Grade IV, IDH1 mutation) – has been completed. Our Phase IIa trial of NEO100 has also been completed.

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

We currently have two clinical development product candidates, both of which rely in whole or in part on perillyl alcohol (NEO100 and NEO212). The failure of one of these two product candidates in clinical development would adversely affect our business. It may require us to discontinue developing other product candidates based on the same therapeutic approach.

Our business and future success substantially depend on our ability to obtain regulatory approval and license our lead product candidates successfully. Both NEO100 and NEO212 are in the early stages of clinical development. Our product candidates will require additional clinical and nonclinical development, regulatory review, and approval in one or more jurisdictions, a substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate revenue from product sales. In addition, because NEO100 and NEO212, our most advanced product candidates are both perillyl alcohol-based products and because all of our other future product candidates will likely be based on similar technology, if either encounters safety or efficacy problems, developmental delays, regulatory issues, or other problems, our development plans and business for our other product candidates would be significantly harmed.

Our product candidates are based on a novel approach to the treatment of cancer, which makes it difficult to predict the time and cost of product candidate development.

We are currently advancing our lead product candidates, NEO100, and NEO212, through clinical development and other product candidates through preclinical development. We have completed recruiting for NEO100 Phase IIa and currently developing the protocols for the next clinical trial phase. Now that Phase IIa is completed, Phase IIb or Phase III may still have to be performed depending on the results of the studies. Oral NEO212 Phase I trial in patients with primary brain cancer and brain metastasis has been completed. Twelve patients were recruited for the Phase I trial. A Phase IIa trial is planned to be performed for primary gliomas and metastatic brain cancer. Intranasal NEO212 is still in development and an IND will be submitted for a Phase I trial for brain metastasis. We are also working on an intranasal delivery of a chemotherapeutic agent for midline primary pediatric intracranial tumor. This development is still preliminary but is in development with multi-center pediatric neuro-oncology consortiums. Any development problems we experience in the future may cause significant delays or unanticipated costs, and we may not be able to solve any such development problems. Should we encounter development problems, including unfavorable preclinical or clinical trial results, the FDA or foreign regulatory authorities may place all, or part, of our clinical development on hold or refuse to approve our product candidates, or may require additional information, tests, or trials, which could significantly delay product development and significantly increase our development costs. Moreover, even if we are able to provide the requested information or trials to the FDA, there would be no guarantee that the FDA would accept them or approve our product candidates. We may also experience delays in developing and obtaining regulatory approval for a sustainable, reproducible and scalable manufacturing process, or developing or qualifying and validating product release assays, other testing and manufacturing methods, and our equipment and facilities in a timely manner, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment or retention in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

●	availability and efficacy of approved therapies for the disease under investigation;

●	patient eligibility criteria for the trial in question;

●	risks that enrolled subjects will drop out before completion of the trial, including as a result of emergent drug-drug interactions between NEO100 and any of the other therapeutic agents given to the clinical trial subjects, or other health conditions;

●	perceived risks and benefits of the product candidate under study;

●	efforts to facilitate timely enrollment in clinical trials;

●	patient referral practices of physicians;

●	the ability to monitor patients adequately during and after treatment;

●	proximity and availability of clinical trial sites for prospective patients;

●	withdraw of consent for any reasons;

●	unforeseen limitations of protocol design; and

●	protocol amendment by the sponsor and/or as requested by applicable regulatory authorities.

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

For our lead product candidate, NEO100, we completed Phase I enrollment and reported multiple data readouts in 2021 and 2022. Phase IIa clinical trial was completed in 2025. Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. NEO100 may not perform as we expect in clinical trials, particularly in our open label, randomized, and controlled Phase IIb clinical trial, may ultimately have a different or no impact on malignant gliomas, may have another mechanism of action than we expect, and may not ultimately prove to be safe and effective.

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

The actual timing of our development milestones could vary significantly compared to our estimates, in some cases for reasons beyond our control. If we are unable to achieve our goals within the timeframes we announce, the commercialization of our product candidates may be delayed and, as a result, the stock price of our common stock could fall.

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

In addition, all of the risks relating to product development, regulatory approval and commercialization described in this Annual Report also apply to the activities of any of our current or future collaborators.

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

The intellectual property rights we licensed from USC has been generated through the use of United States government funding and is therefore subject to certain federal regulations. As a result, the United States government may have certain rights to intellectual property embodied in our future products and product candidates pursuant to the Bayh-Dole Act of 1980. These United States government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the United States government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The United States government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the United States government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the United States government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for United States manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. Any exercise by the government of any of the foregoing rights could harm our competitive position, business, financial condition, results of operations and prospects.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest, and our business may be adversely affected.

Our current or future trademarks or trade names may be challenged, infringed, circumvented or declared generic or descriptive or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest.

During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Although these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

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

We are subject to numerous federal, state and local environmental, health and safety laws and regulations, including those governing laboratory procedures, the handling, use, storage, treatment and disposal of hazardous materials and wastes and the cleanup of contaminated sites. Our operations involve the controlled production, storage, use and disposal of hazardous and flammable materials, including chemicals. We would incur substantial costs as a result of violations of or liabilities under environmental requirements in connection with our operations or property, including fines, penalties and other sanctions, investigation and cleanup costs and third-party claims. Although we generally contract with third parties for the disposal of hazardous materials and waste from our operations, we cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties, as well as our curtailment of the use of these materials or even shutting down our facilities and operations.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management and particularly on the services of our personnel including Amir F. Heshmatpour, our Chief Executive Officer and President. We believe that his drug discovery and development experience and overall biopharmaceutical company management experience, would be difficult to replace. Any of our executive officers could leave our employment at any time, as all of our employees are “at-will” employees. We currently do not have “key person” insurance on any of our employees. The loss of the services of our key personnel and any of our other executive officers, key employees, and scientific and medical advisors, and our inability to find suitable replacements, could result in delays in our research and development objectives and harm our business.

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

If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

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

We have generated significant NOL carryforwards and research and development tax credits (R&D credits) due to our incurrence of losses and our conduct of research activities since inception. As of December 31, 2025 and December 31, 2024 we had federal NOL carryforwards of approximately $46.8 million and $29.9 million, respectively. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. Our U.S. federal NOL carryforwards developed in taxable years beginning before January 1, 2018, can be carried forward to each of the 20 taxable years following the year of the loss. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current law, U.S. federal NOLs incurred in tax years beginning after December 31, 2017, totaling approximately $22,800,000, may be carried forward indefinitely, but the utilization of U.S. federal NOLs generated in tax years beginning after December 31, 2020, is limited. Our U.S. federal R&D credit carryforwards can be carried forward for 20 taxable years. If not utilized in that period, these R&D credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current law, the California state R&D credits carry forward indefinitely until utilized. These R&D credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

Under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and R&D credits to offset its post-change income and taxes, respectively, may be limited. For purposes of these rules, an “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The application of these rules could limit the amount of NOLs or R&D credit carryforwards that we can utilize annually to offset future taxable income or tax liabilities. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Although the Company has not undertaken a formal analysis, an ownership change may have occurred prior to December 31, 2023, which would reduce the NOL available for use in future periods.

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

The public price of our common stock could be subject to wide fluctuations in response to the risk factors described in this Annual Report and others beyond our control, including:

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

Our stockholders may be diluted by future issuances of preferred stock or additional common stock in connection with our incentive plans, acquisitions or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) having the option of delaying the adoption of certain new or revised financial accounting standards, (iii) reduced disclosure obligations regarding executive compensation in this Annual Report and our periodic reports and proxy statements and (iv) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until such time that we are no longer an emerging growth company. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock. Further, pursuant to Section 107 of the JOBS Act, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our operating results and financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards.

We will remain an emerging growth company until the earliest of (i) December 31, 2030, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates was $700.0 million or more as of the last business day of the second fiscal quarter of such year or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

As of December 31, 2025, our executive officers, directors and five percent or greater stockholders and their respective affiliates, beneficially own, in the aggregate, approximately 58.7% of our outstanding common stock. To the extent that the same group continue to own a significant percentage of our common stock, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors, amendments of our organizational documents and approval of any merger, sale of substantially all our assets or other significant corporate transactions. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders.

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

On July 1, 2022, NeOnc Technologies, Inc. and Fox Infused, LLC, a Delaware limited liability company (“Fox Infused”), entered into an Intellectual Property License and Supply Agreement effective July 1, 2022 (the “Agreement”) whereby NeOnc agreed to supply certain products to Fox Infused and license certain of our patents. We terminated the Agreement with Fox Infused on April 25, 2023. On June 6, 2023, Fox Infused filed a complaint against NeOnc in the Central District of California alleging that the termination was improper (Civil Action No. 2:23-04431). Fox Infused also filed an ex parte application for a temporary restraining order and an order to show cause on a preliminary injunction against us seeking to have the court stop the termination of the contract. Fox Infused’s temporary restraining order application was denied and the case dismissed without prejudice. Fox Infused refiled the case in arbitration before the American Arbitration Association (Case No. 01-23-0002-5020). The parties engaged in settlement discussions, and agreed to settle the dispute for a $600,000 payment by us to Fox Infused within 5 business days of the closing date of the Company’s initial public offering or March 31, 2024. The Company was in default under the terms of such settlement agreement as of the end of 2025 and subject to accumulated interest at an annual rate of 10.0%. Fox Infused initiated default proceedings against us which resulted in direct and indirect costs to us in defending and responding to such proceedings. However, the Company was able to satisfy this obligation in March 2026 from sales of its securities.

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

In addition, management concluded that our internal control over financial reporting was not effective as of year-end December 31, 2025, due to the material weakness in our internal control over duties separation, company-wide risk and communication processes, major financial transactions, related party dealings, and IT user access management.

We have since initiated various remediation efforts, including the hiring of additional financial personnel/consultants with the appropriate public company and technical accounting expertise. We can give no assurance that such efforts will remediate these material weaknesses internal control over financial reporting or that additional material weaknesses in its internal control over financial reporting will not be identified in the future.

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

As a public company, we will operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, the regulations of the Nasdaq Global Market, the rules and regulations of the Securities and Exchange Commission, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.

Commencing with our fiscal year ending in 2025, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. As disclosed in Item 9A of this Annual Report, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2025 due to the identification of material weaknesses. Prior to the direct listing, we have never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We recognize the importance of protecting the confidentiality, integrity, and availability of our information systems and the data residing on them. As a clinical-stage biopharmaceutical company, we handle sensitive information, including proprietary research data, clinical trial data, and personal information of clinical trial participants. Although our current operations are relatively limited in scale, we have implemented cybersecurity risk management practices designed to be commensurate with our risk profile and stage of development, under the oversight of our Board of Directors and Audit Committee.

Cybersecurity Risk Management and Strategy

We consider cybersecurity risks alongside other company risks as part of our overall enterprise risk assessment process. Given our size and stage of development, we rely on a combination of internal controls and contracted third-party managed security service providers to implement and maintain our cybersecurity program.

Our cybersecurity program includes, among other things, the following activities:

●	employing technical safeguards designed to protect our information systems from cybersecurity threats, including firewalls, device encryption, multi-factor authentication, advanced threat protection for email, and access controls, which are evaluated and updated from time to time;

●	monitoring our networks and endpoints through our third-party managed security service provider to identify, assess, and respond to potential cybersecurity threats and vulnerabilities on an ongoing basis;

●	maintaining data backup systems with backup data stored in secure, off-site or cloud-based locations to support business continuity in the event of a cybersecurity incident; and

●	requiring employees and third-party service providers who handle our data to treat confidential information with appropriate care.

Use of Third-Party Service Providers

We engage third-party service providers, including contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), clinical sites, and information technology vendors, that may have access to our systems or data. We evaluate such third-party service providers from a cybersecurity risk perspective prior to engagement and, where appropriate, include contractual provisions requiring such providers to maintain appropriate security standards. Our third-party managed security service provider monitors our systems and provides ongoing support for threat detection, incident response, and vulnerability management.

Incident Response

We maintain a cybersecurity incident response process designed to prepare for, detect, contain, and remediate cybersecurity incidents in a timely manner. Cybersecurity incidents that meet certain severity thresholds are escalated to our senior management and, as appropriate, to our Audit Committee and Board of Directors. Our incident response process is periodically reviewed and, where appropriate, tested through tabletop exercises or other simulated incident scenarios to assess our readiness.

We face risks from cybersecurity threats that include our operations, business strategy, results of operations, or financial condition. During the reporting period, we have not identified any cybersecurity incidents or threats that we believe have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board of Directors considers cybersecurity risks as part of its broader risk oversight function and has delegated primary oversight responsibility for cybersecurity and information technology risks to our Audit Committee. The Audit Committee receives periodic updates from management regarding our cybersecurity program and any material cybersecurity risks or incidents, as well as the steps management has taken or proposes to take in response. The Audit Committee is also encouraged to engage with management on cybersecurity-related developments, including updates to applicable regulatory requirements and evolving industry standards. The Audit Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity oversight.

Our cybersecurity program is overseen at the management level by the finance department, who is responsible for managing our relationship with our contracted third-party managed security service provider and for overseeing our cybersecurity policies and procedures. The third-party security service provider is based in southern California and was selected based on their depth of experience in providing IT consulting services, security and cloud services. Our management team reviews and assesses reports of cybersecurity risks or incidents provided by our third-party managed security service provider and to evaluate potential enhancements to our cybersecurity program, with input from third-party vendors and professional services firms as appropriate.

Our third-party managed security service provider has extensive experience in cybersecurity, is informed about our cybersecurity risk profile, and participates actively in our cybersecurity risk management and strategy processes described above. Our General Counsel reports to the Audit Committee periodically regarding cybersecurity matters, and promptly in the event of any significant cybersecurity incident.

Item 2. Properties

We do not currently own any properties.

On April 7, 2025, we entered into an Office Lease (“Lease”) with RREF II Calabasas Park Center LLC (“Landlord”), pursuant to which we agreed to lease from Landlord, and Landlord agreed to lease to us, approximately 1,427 square feet of office space located at 23975 Park Sorrento, Calabasas, California 91302 (the “Building”). The Lease is for our new principal executive offices. The term of the Lease commenced on April 14, 2025 and continue for sixty-three (63) months. Rent is payable monthly and began April 2025 for an initial amount of $6,778.25 per month with a 3% annual increase.

Item 3. Legal Proceedings

We may in the future be involved in actual and/or threatened legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business, including legal proceedings, claims, investigations and government inquiries involving intellectual property, data privacy and data protection, privacy and other torts, illegal or objectionable content, consumer protection, securities, employment, contractual rights, civil rights infringement, false or misleading advertising, or other legal claims relating to our business.

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

In 2023, the Company sent notice to OEP indicating their intent to terminate the Agreement with OEP, after which OEP threatened litigation. On February 15, 2024, OEP and the Company entered into a settlement agreement whereas the Company and OEP terminated the Agreement in exchange for a payment in the amount of $4,000,000 payable by the Company to OEP within ten days of the date the Company completes its initial public offering. The settlement agreement provides for interest accruing on the unpaid balance. The Company has a litigation settlement payable of $4,170,000 and $4,000,000 in the accompanying consolidated balance sheets as of December 31, 2025 and 2024, respectively. As of the date of this filing, the Company has not paid the litigation settlement amount.

On July 1, 2022, NeOnc Technologies, Inc. and Fox Infused, LLC, a Delaware limited liability company (“Fox Infused”), entered into an Intellectual Property License and Supply Agreement effective July 1, 2022 (the “Agreement”) whereby NeOnc agreed to supply certain products to Fox Infused and license certain of our patents. We terminated the Agreement with Fox Infused on April 25, 2023. On June 6, 2023, Fox Infused filed a complaint against NeOnc in the Central District of California alleging that the termination was improper (Civil Action No. 2:23-04431). Fox Infused also filed an ex parte application for a temporary restraining order and an order to show cause on a preliminary injunction against us seeking to have the court stop the termination of the contract. Fox Infused’s temporary restraining order application was denied and the case dismissed without prejudice. Fox Infused refiled the case in arbitration before the American Arbitration Association (Case No. 01-23-0002-5020). On October 16, 2023, the parties engaged in settlement discussions, and agreed to settle the dispute for a $600,000 payment by us to Fox Infused within 5 business days of the closing date of the Company’s initial public offering or March 31, 2024.

On March 31, 2024, Fox Infused agreed to extend the payment until May 15, 2024 for payment of an additional $25,000. The Company did not make the payment and on July 25, 2024 the arbitrator granted interest at the statutory rate of 10% per annum on the unpaid balance commencing May 15, 2024. The Company remained in default through December 31, 2025, with the total obligation, including accrued interest, included in litigation settlement payable in the accompanying consolidated balance sheets. Fox Infused initiated default proceedings against the Company, which resulted in direct and indirect costs to us in defending and responding to such proceedings. In March 2026, the Company satisfied this obligation by paying the settlement amount plus accrued interest of $737,929.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is listed on the Nasdaq Global Market under the symbol “NTHI”.

Holders of Record

As of March 30, 2026 there were approximately 383 holders of record of shares of our common stock. This number does not reflect the beneficial holders of our common stock whose shares are held in “street name” by brokers and other nominees. The number of stockholders of record also does not include stockholders whose shares may be held in trust or by other entities.

Dividend Policy

We have never declared or paid cash dividends on our Common Stock. We currently intend to retain all available funds and any future earnings to fund the development, commercialization and growth of our business, and therefore we do not anticipate declaring or paying any cash dividends on our Common Stock in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors. Any such determination will also depend upon our business prospects, operating results, financial condition, capital requirements, general business conditions and other factors that our board of directors may deem relevant. Our future ability to pay cash dividends on our Common Stock may also be limited by the terms of any future debt securities or credit facility.

Recent Unregistered Sales of Equity Securities

None.

Repurchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes appearing elsewhere in this Annual Report. In addition to the historical financial information, this discussion contains forward-looking statements that involve risks, assumptions, and uncertainties, such as statements of our plans, objectives, expectations, intentions, forecasts, and projections. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under Part I, Item 1A. “Risk Factors,” which you should read carefully to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

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

Asset Acquisition

In October 2025, the Company paid $500,000 directly to McMaster University pursuant to a Patent Purchase Agreement, and U.S. Patent No. 11,788,057 B2 (the “Patent”) was formally assigned effective October 8, 2025. The Patent covers proprietary technologies combining 3D bioprinting, artificial intelligence, and quantum modeling that are designed to enable the creation of patient-derived three-dimensional brain tumor models for high-throughput preclinical drug screening.

Liquidity

Since its inception, we have incurred significant operating losses. Our net loss was $62,146,210 and $11,898,464, for the years ended December 31, 2025 and 2024, respectively. We had an accumulated deficit of $112,754,655 at December 31, 2025. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

We believe there is substantial doubt about our ability to continue as a going concern as of the date of this Annual Report on Form 10-K. The report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2025 included an explanatory paragraph indicating that there was substantial doubt about our ability to continue as a going concern for the next twelve months from the filing of this Form 10-K. See Note 1 to our financial statements for additional information on our assessment.

Our major financing transactions over the past few years are summarized as follows:

In December 2022, the Company signed a Letter of Intent (“LOI”) with an investment advisory firm AFH Holdings and Advisory, LLC (“AFH”) to create a newly formed corporation called NeOnc Technologies Holding Company, Inc. (“NTHI”) to facilitate future fundraising transactions. On April 7, 2023, the Company entered into share exchange agreements whereby all of the common stockholders of NTI exchanged all of their stock in NTI for a total of 10,500,000 shares of NTHI Common Stock in the share exchange (“Share Exchange”). At the consummation of the Share Exchange transaction, AFH and its affiliated entities, individuals, or assignees owned an aggregate of 34.4% (5,500,000 shares) of the fully diluted issued and outstanding common shares of the Company. For a period of two years after an initial public offering (“IPO”) or a direct listing, AFH will also act as an investment advisor in future financing transactions.

On October 11, 2024, the Company entered into an agreement with RBW Capital Partners LLC, a division of Dawson James Securities, Inc. (“Broker”) to serve as placement agent and provide broker services in connection with the possible sale of Common Stock up to $10 million. During the year ended December 31, 2024, we entered into agreements with investors to sell 625,000 shares of Common Stock at the private placement price of $16.00 per share for gross proceeds of approximately $10,000,000 (the “Private Placement”).

On October 11, 2024, the Company entered into a Line of Credit Agreement (“the Agreement”) with HCWG for borrowings of up to $10.0 million. No amounts have been borrowed under the facility through December 31, 2025.

On October 22, 2024, we entered into an equity purchase agreement (the “Equity Purchase Agreement”) with Mast Hill Fund, LP (“Mast Hill”) pursuant to which the Company may sell and issue to the investor, and the investor may purchase from the Company, up to $50,000,000 of Company’s common shares. In 2025, the Company sold 671,412 shares of Common Stock at $3.73 – $9.53 per share under the Equity Purchase Agreement, resulting in net proceeds of $4,833,410.

In February 2025, our Executive Chairman, Amir F. Heshmatpour, advanced the Company approximately $300,000. The advances carry a 50% (or 1 times amounts borrowed) original issue discount (“OID”) on the principal. In the event of default, interest is payable on any unpaid balance at a rate of 10% per annum. In March 2025, further to the terms of such advance, the Executive Chairman was paid a total of $600,000 upon repayment of such advances, including OID.

In March 2025, prior to our Direct Listing, we issued 625,000 shares of Common Stock to various unaffiliated third parties in a private placement at a price of $16.00 per share for gross proceeds of approximately $10,000,000. In March 2025, we issued to Dawson James 30,000 shares of Common Stock upon the time of our Direct Listing.

On March 25, 2025, the Company’s Common Stock was listed on the Nasdaq Global Market under the stock ticker “NTHI”.

In March 2025, we issued 102,750 shares of Common Stock to various unaffiliated third parties in a private placement at a price of $16.00 per share for gross proceeds of approximately $1,644,000.

On July 16 and July 18, 2025, the Company entered into a series of convertible promissory notes with a group of investors for the aggregate purchase price of $4,000,000 (the “Notes”). The Notes are payable three months from the date of issuance, with an aggregate face value of $5,000,000, reflecting a 20% original issue discount (“OID”). The Company has the option to extend the maturity date for up to three additional one-month periods. In the event of any such extension, the OID shall increase to 25%, 30%, and 35% for the first, second, and third extension periods, respectively. During the year ended December 31, 2025, the Company exercised the first three available extensions, thereby increasing the OID to 35%. Subsequent to December 31, 2025, the Company exercised the final available extension on the convertible promissory notes and then entered into an additional extension of 1 months which increased the OID rate to 40%. In March 2026, the Company repaid the full outstanding balance of $6,666,666.

In August and September 2025, the Company was awarded two grants totaling approximately $1,400,000 in gross proceeds from the National Institutes of Health (NIH). A significant portion of such grants will be paid to the University of Southern California, where our founder and a Board member is a member of their faculty. Due to re-authorization issues with the NIH, we have not yet received any funding under these grants.

On December 1, 2025, the Company entered into a Securities Purchase Agreement with Saad Naja pursuant to which the Company agreed to issue 111,732 shares of its Common Stock, par value $0.0001 per share, at a price of $8.95 per share, representing the closing price of the Company’s Common Stock on the Nasdaq Global Market on November 28, 2025, raising a total of $1.0 million.

On January 29, 2026, the Company entered into a Securities Purchase Agreement (the “Agreement”) to issue and sell up to 2,222,222 shares (the “Shares”) of common stock, $0.0001 par value per share of the Company (the “Common Stock”) at a per Share purchase price of $7.20 and five-year warrants to purchase up to 2,222,222 shares of Common Stock at a per share exercise price of $9.00 (the “Warrants” and together with the Shares the “Securities”). The initial closing further to the Agreement consisted of the issuance of 1,388,888 Shares and Warrants to purchase 1,388,888 shares of Common Stock to a single institutional investor at a purchase price of $10 million. The subsequent closing further to the Agreement consisted of the issuance of 86,361 Shares and Warrants to purchase 86,361 shares of Common Stock to three investors at an aggregate purchase price of $621,804.11. The offering of Securities further to the Agreement terminated on January 31, 2026.

Additionally, on February 24, 2026, the Company entered into a second Securities Purchase Agreement to issue and sell up to the remaining 746,973 Shares at the same per Share purchase price of $7.20 and Warrants to purchase up to 746,973 shares of Common Stock at the same per share exercise price of $9.00. The initial closing further to this second Securities Purchase Agreement took place on February 25, 2026, and consisted of the issuance of an aggregate of 201,390 Shares and Warrants to purchase 201,390 shares of Common Stock to four investors at a combined purchase price of $1,450,004. The offering of Securities further to the second Securities Purchase Agreement terminated on February 28, 2026.

On March 20, 2026, the Company entered into a third Securities Purchase Agreement to issue and sell up to the remaining 545,583 Shares at the same per Share purchase price of $7.20 and Warrants to purchase up to 545,583 shares of Common Stock at the same per share exercise price of $9.00. The initial closing further to this third Securities Purchase Agreement took place on March 20, 2026, and consisted of the issuance of an aggregate of 138,889 Shares and Warrants to purchase 138,889 shares of Common Stock to one investor at a purchase price of $1,000,000. This third Securities Purchase Agreement contains customary representations, warranties and agreements of the Company, customary conditions to closing and obligations of the parties and the offering of Securities further to the third Securities Purchase Agreement terminates on April 30, 2026.

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

Interest Expense

Interest expense primarily results from the bridge loan and a short-term loan both from related parties. Borrowings under these loans carry a 50% (or 1 times amounts borrowed) original issue discount (“OID”) on principal. The Company also had interest expense related to the convertible debt entered into in 2025, which contained an OID factor on the original principal amount. The OID to be earned under the loan is recognized ratably over the term of each draw-down under the loan through the maturity date.

Advisory fees

Advisory fees principally represent amounts due AFH Holdings, a related party, for their services in recapitalizing the company.

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

Other Income

Grant income is recognized in other income (expense) in the period in which the reimbursable research and development services are incurred and the right to payment is realized. The revenue from NIH grants are based upon subcontractor costs and internal costs incurred that are specifically covered by the grants, plus a facilities and administrative rate that provides funding for overhead expenses.

Comparison of the years ended December 31, 2025 and 2024:

Results of Operations

The following table summarizes our results of operations for the years presented:

	For the Years Ended December 31,
	2025	2024	Change
Revenues:
Revenue	$39,990	$83,000	$(43,010)

Operating Expenses:
Research and development	3,638,257	3,045,239	593,018
Legal and professional	2,481,413	2,000,623	480,790
General and administrative	4,817,900	1,679,660	3,138,240
Share based compensation	35,555,059	-	35,555,059
Advisory Fee	11,787,806	500,000	11,237,806
Total Operating Expenses	58,280,435	7,225,522	51,054,913
Loss From Operations	(58,240,445)	(7,142,522)	(51,097,923)

Other Income (Expense):
Interest and other income	327,582	16,133	311,449
Grant income	71,247		71,247
Amortization expense	(1,110,484)	(145,097)	(965,387)
Interest expense – related parties	(2,504,567)	(2,557,055)	52,488
Loss on extinguishment of Bridge loan – related party	-	(2,069,923)	2,069,923
Loss on change in fair value of derivative liability related to sales of common stock through equity line of credit	(689,543)	-	(689,543)
Net Loss	$(62,146,210)	$(11,898,464)	$(50,247,746)

Revenue

Revenue generated for fees for a “right to try” humanitarian program during the years ended December 31, 2025 and 2024 was $39,990 and 83,000, respectively. These are non-recurring in nature.

Research and Development Expenses

The following table summarizes the components of our research and development expenses for the years presented:

	For the Years Ended December 31,
	2025	2024
Research and development costs by project:
NEO100-01	$1,179,758	$1,146,766
NEO100-02	391,171	320,987
NEO212	979,406	870,614
Pediatric	237,144	191,593
Laboratory	198,177	461,401
Other	652,601	53,878
Total	$3,638,257	$3,045,239

	For the Years Ended December 31,
	2025	2024	Change
Clinical trial expense	$3,440,080	$2,583,838	$856,242
Research and laboratory	198,177	461,401	(263,224)
Total research and development expense	$3,638,257	$3,045,239	$593,018

Research and development expenses were $3,638,257 and $3,045,239 for the years ended December 31, 2025 and 2024, respectively. A portion of these expenses amounting to approximately $164,449 and $460,559 for the years ended December 31, 2025 and 2024, respectively are from the University of Southern California (USC), where Dr. Chen is a member of the faculty. The total increase of $593,018 was primarily due to:

●	The addition of clinical trial sites for NEO100’s clinical trial.

●	The recruitment for NEO212.

●	The start of the clinical trial for NEO100-03 for a Pediatric Indication

●	Increased patient recruitment efforts.

Legal and Professional Expenses

Legal and professional expenses were $2,481,413 and $2,000,623 for the years ended December 31, 2025 and 2024, respectively. The increase of $480,790 was primarily due to the expansion of outsourced accounting and SOX compliance professionals, consultants retained for ERP implementation and increased activity with various attorneys associated with SEC filings, and fundraising efforts.

General and Administrative Expenses

General and administrative expenses were $4,817,900 and $1,679,660 for the years ended December 31, 2025 and 2024, respectively. The increase of $3,138,240 was primary due to an investor awareness marketing campaign, increased employee headcount and resultant compensation and benefits, rent and travel expenses.

Share Based Compensation

Share based compensation resulted from the granting of RSUs and is the recognition of the expense from the grant date (which included a catch up period from the original date of issuance of the RSU’s through the Listing Date, due to the removal of the contingency which occurred on the Listing Date), as well as amortization of the grant date fair value of RSU’s over the service period during the year ended December 31, 2025.

Advisory Fee

The advisory fee, primarily to a related party, was earned on the Listing Date March 26, 2025.

Interest Expense

Interest expense was $2,504,567 and $2,557,055 for the years ended December 31, 2025 and 2024, respectively. The interest for the year ended December 31, 2025 relates primarily to the accrued interest for a litigation matter and the accretion of the convertible note payable of approximately $1,900,000 whereas in 2024, the interest expense related primarily to the bridge loan which was converted at June 30, 2024.

Interest and other Income

Interest income and other income was $327,582 and $16,133 for the years ended December 31, 2025 and 2024, respectively. The interest income for the years ended December 31, 2025 and 2024, relates primarily to interest earned on the money market account. For the year ended December 31, 2025, the Company recognized $71,247 of grant income pursuant to the two NIH grants which commenced in late 2025.

Amortization of Debt Issuance Costs

The amortization of debt issuance costs was approximately $1,110,484 and $145,097 for the years ended December 31, 2025 and 2024, respectively. This represents the amortization of the debt issuance costs associated with the warrants issued for the HCWG line of credit, offering costs relating to the Mast Hill agreement and debt issuance cost associated with the convertible promissory notes. These agreements were entered into during 2024, and thus had a partial year of amortization in 2024 as compared to a full year of amortization in 2025.

Loss on Change in Fair Value of Derivative Liability

Loss on change in fair value of derivative liability was $689,543 and $0 for the years ended December 31, 2025 and 2024, respectively. The derivative liability is created from the settlement feature embedded in the Company’s equity line of credit agreement with Mast Hill Fund, LP. Under the agreement, shares of common stock are purchased at a discount due to the five-day settlement period between the commitment date and the issuance date. This discount feature creates a variable settlement mechanism that is required to be accounted for as a derivative liability. The loss of $689,543 represents the change in fair value of this derivative liability from the date of the first draw in July 2025 through the settlement date.

Cash Flows

The following table summarizes our cash flow for the years indicated:

	For the Years Ended December 31,
	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(20,363,948)	$(4,213,916)	$(16,150,032)
Investing activities:	(500,000)	-	(500,000)
Financing activities	20,857,784	4,246,947	16,610,837
Net (decrease) increase in cash and cash equivalents	$(6,164)	$33,031	$(39,195)

Operating Activities

During the year ended December 31, 2025, net cash used in operating activities was $20,363,948 consisting primarily of our net loss of $62,146,210, offset by share based compensation of $35,555,059, accretion of original issue discounts of $1,952,066, amortization of assets of $1,110,484, loss on change in fair value of derivative liability of $689,543, amortization of right of use asset of $36,461, increase in accrued advisory fee of $1,757,141, and increase in accounts payable and accrued expenses of $1,117,161. These were offset by decreases in accrued compensation of $479,775, prepaid expenses in the amount of $196,535, security deposit of $47,177, and lease liability of $12,167. Additionally, during the year ended December 31, 2025, the Company recognized a right-of-use asset and corresponding lease liability of $412,129 upon entering into a new operating lease, which is presented as a non-cash supplemental disclosure.

During the year ended December 31, 2024, net cash used in operating activities was $4,213,916 consisting primarily of our net loss of $11,898,464, offset by the accretion of the original issue discount on the bridge loan of $2,557,055, loss on extinguishment of convertible debt of $2,069,923, write off of deferred issuance costs of $703,796, amortization of right of use asset of $245,945, amortization of debt issuance costs and deferred offering costs of $145,097, increase in bridge loan expenses paid by the bridge loan provider on behalf of the Company of $476,393, increase in accounts payable and accrued expenses of $1,798,583, and increase in accrued compensation of $56,131. These were offset by a decrease in prepaid expenses and other of $123,627 and a decrease in lease liability of $244,748.

Investing Activities

During the year ended December 31, 2025, net cash used in operating activities was $500,000 due to the purchase of patent no. 11,788,057 B2 from McMaster University.

Financing Activities

During the year ended December 31, 2025, cash provided by financing activities was $20,857,784 consisting primarily of the sale of common stock of $12,324,374, proceeds from the issuance of the convertible note of $4,000,000, proceeds from the sales of common stock under the equity line of credit of $4,833,410, and proceeds from related party loans of $300,000, offset by repayment of related party loans of $600,000.

During the year ended December 31, 2024, cash provided by financing activities was $4,246,947, consisting primarily of proceeds from the sale of common stock of $4,615,789 and proceeds from related party loans of $892,028, offset by repayment of related party loans of $791,077 and payment of deferred offering costs of $469,793.

Liquidity and Capital Resources

Sources of Liquidity/Going Concern

Since our inception, we have funded our operations through the sale and issuance of common stock and debt financing rounds from related and third parties.

During the year ended December 31, 2025, the Company sold 727,750 shares of common stock at a price of $16.00 per share for gross proceeds of $11,644,000 pursuant to a private placement of its securities, issued additional 111,732 shares of common stock for private placement resulting in gross proceeds of $1.0 million, and issued 671,412 shares from the sale of shares under the equity line of credit. We also raised $4.0 million through the issuance of convertible promissory note.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since our inception, we have not generated any revenue from product sales or any other sources, except humanitarian use, and we have incurred significant operating losses. We have not yet commercialized any products, and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. As reflected in the accompanying consolidated financial statements, we have incurred recurring net losses since our inception. For the year ended December 31, 2025, the Company incurred a net loss of $62,146,210 and had an accumulated deficit of $112,754,655 at December 31, 2025. At December 31, 2025, the Company had cash totaling $58,729. These factors raise substantial doubt about our ability to continue as a going concern in the next twelve months from the filing of this Form 10-K. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our strategies, such as executing additional licensing contracts. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In March 2026, the Company completed a Public Investment in Private Equity (“PIPE”) financing, pursuant to which the Company issued 2,222,222 shares of its common stock and accompanying warrants to institutional and accredited investors. Gross proceeds from the PIPE were approximately $16.0 million, before payment of placement agent fees and other offering expenses. The Company used a portion of the proceeds from the PIPE financing to strengthen its balance sheet and settle certain outstanding obligations. Specifically:

●	The Company paid in full the outstanding advisory fee balance owed to AFH Holdings, thereby satisfying all amounts due under the advisory agreement.

●	The Company paid in full the litigation settlement obligation with Fox Infused in the amount of $737,929.77, extinguishing the remaining liability associated with that settlement.

●	The Company paid in full the outstanding balance of $6,666,666 related to the Company’s short-term convertible debt, which originated as an Original Issue Discount (“OID”) loan, thereby eliminating the associated debt obligation.

In connection with this financing, the Company agreed to pay Amir Heshmatpour a bonus of $900,000, said amount to be paid in 6 equal installments of $150,000 commencing March 1, 2026.

The ability to continue as a going concern is dependent on us raising additional capital and attaining and maintaining profitable operations in the future to meet our obligations and repay our liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and licensing income and we expect to continue to rely on these sources of capital in the future. We have the following financing facilities available to us:

●	On October 11, 2024, the Company entered into a Line of Credit Agreement (“the Agreement”) with HCWG for borrowings of up to $10.0 million. No amounts have been borrowed under the facility through December 31, 2025.

●	On October 22, 2024, we entered into an equity purchase agreement (the “Equity Purchase Agreement”) with Mast Hill Fund, LP (“Mast Hill”) pursuant to which the Company may sell and issue to the investor, and the investor may purchase from the Company, up to $50,000,000 of Company’s common shares. In 2025, the Company sold 671,412 shares of Common Stock at $3.73 – $9.53 per share under the Equity Purchase Agreement, resulting in net proceeds of $4,833,410.

No assurance can be given that be will be able to draw upon such facilities if needed. Further, no assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing, or grant unfavorable terms in licensing agreements.

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

We intend to finance our operations over the next 12 months primarily through existing cash balances and the proceeds from the funds available through our Line of Credit Agreement with HCWG and sales under the Equity Purchase Agreement, each as described above. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on a number of factors, including:

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

Critical Accounting Estimates

We account for stock-based compensation, including restricted stock units (RSUs), in accordance with ASC 718 (Accounting Standards Codification Topic 718, Compensation—Stock Compensation). RSUs are measured at fair value on the grant date based on our common stock price and expense over the vesting period. For awards with performance or market conditions, expense is recognized based on the probability of achievement and may be accelerated. We estimate forfeitures based on historical data and adjust these estimates periodically. Changes in forfeiture rates, stock price, or performance assumptions can materially affect stock-based compensation expenses. Management reviews these assumptions quarterly and updates estimates as necessary. We consider the accounting for RSUs a critical estimate due to the judgment involved and its material impact on our financial results.

Off-Balance Sheet Arrangements

During the years ended December 31, 2025 and 2024, we did not have, and we do not currently have, any off-balance sheet arrangements (as defined under SEC rules).

Emerging Growth Company and Smaller Reporting Company Status

We are a smaller reporting company and an emerging growth company, each as defined under the Jumpstart Our Business Startups Act (the “JOBS Act”). We are a clinical-stage biopharmaceutical company with no approved products and no product revenue, and we expect to continue to qualify under both classifications for the foreseeable future, subject to the thresholds described below.

Under the JOBS Act, emerging growth companies may take advantage of certain reduced reporting and disclosure requirements. These exemptions include: (i) the ability to delay adoption of new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies; (ii) the presentation of only two years of audited financial statements in a registration statement for an initial public offering; (iii) an exemption from the requirement to provide an auditor’s attestation report on internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”); (iv) an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation; and (v) reduced disclosure obligations with respect to executive compensation arrangements.

We have elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. We will maintain this election until the earlier of (i) the date we are no longer an emerging growth company or (ii) the date we affirmatively and irrevocably opt out of the extended transition period provided under the JOBS Act. As a result, our financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of the public company effective dates. We have taken advantage of certain of these reduced reporting requirements in this Annual Report on Form 10-K and intend to continue to do so for as long as we qualify.

We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year ending December 31, 2030; (ii) the last day of the first fiscal year in which our total annual gross revenue equals or exceeds $1.235 billion; (iii) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires that the market value of our equity securities held by non-affiliates exceed $700 million as of the last business day of our most recently completed second fiscal quarter; and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. Given our current stage of development and financial profile, we do not expect to exceed any of these thresholds in the near term other than the December 31, 2030 date.

Even after we no longer qualify as an emerging growth company, we may continue to qualify as a “smaller reporting company” and/or a “non-accelerated filer” under applicable SEC rules. If we remain a smaller reporting company, we would continue to be permitted to take advantage of many of the same reduced disclosure exemptions, including: (i) presenting only two years of audited financial statements in our Annual Reports on Form 10-K; (ii) not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley for as long as we remain a non-accelerated filer; and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will continue to assess our status under each of these classifications annually and will adjust our disclosure practices accordingly as our status changes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

The financial statements of NeOnc Technologies Holdings, Inc., listed below are set forth in Item 8 of this Annual Report for the years ended December 31, 2025 and 2024:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

NeOnc Technologies Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of NeOnc Technologies Holdings, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2022 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

Philadelphia, PA
March 30, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

NeOnc Technologies Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NeOnc Technologies Holdings, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2022 through 2025.

Philadelphia, PA
February 26, 2025

NEONC TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$58,729	$64,893
Deferred offering costs – current	75,082	1,071,947
Debt issuance costs – current	671,804	671,804
Prepaid expenses and other current assets	583,096	386,559
Total Current Assets	1,388,711	2,195,203
Non-Current Assets
Debt issuance costs – net of current portion	526,701	1,198,512
Right of use asset – operating lease	361,045	23,526
Other assets	47,177	-
Intangible asset	500,000	-
Total Assets	$2,823,634	$3,417,241

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$6,117,098	$2,893,079
Accounts payable – related parties	996,087	628,277
Accrued advisory fee – related party	1,757,141	-
Litigation settlement payable	4,892,059	4,641,250
Convertible promissory notes, net of discount	5,952,066	-
Accrued compensation	255,099	734,874
Lease liability, current	71,131	24,722
Total Current Liabilities	20,040,681	8,922,202

Long Term Liabilities
Lease liability, net of current portion	290,682	-
Total Liabilities	20,331,363	8,922,202

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares were issued and outstanding as of December 31, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 21,990,688 and 18,090,526 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	2,198	1,809
Treasury stock – 302,766 shares of common stock	(2,706,307)	-
Additional paid in capital	97,951,035	45,101,675
Accumulated deficit	(112,754,655)	(50,608,445)
Total Stockholders’ Deficit	(17,507,729)	(5,504,961)

Total Liabilities and Stockholders’ Deficit	$2,823,634	$3,417,241

See accompanying notes to the consolidated financial statements.

NEONC TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2025	2024
Revenues:
Revenue	$39,990	$83,000

Operating Expenses:
Research and development	3,638,257	3,045,239
Legal and professional	2,481,413	2,000,623
General and administrative	4,817,900	1,679,660
Share based compensation	35,555,059	-
Advisory fees – principally related parties	11,787,806	500,000
Total Operating Expenses	58,280,435	7,225,522
Loss From Operations	(58,240,445)	(7,142,522)

Other Income (Expense):
Interest and other income	327,582	16,133
Grant income	71,247	-
Amortization of debt issuance costs	(1,110,484)	(145,097)
Interest expense	(2,504,567)	(2,557,055)
Loss on extinguishment of Bridge loan – related party	-	(2,069,923)
Loss on change in fair value of derivative liability related to sales of common stock through equity line of credit	(689,543)	-
Net Loss	$(62,146,210)	$(11,898,464)

Loss per share:
Net loss per share – basic and diluted	$(3.20)	$(0.69)
Weighted average number of common stock outstanding – basic and diluted	19,398,776	17,342,755

See accompanying notes to the consolidated financial statements.

NEONC TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

Year Ended December 31, 2024

	Common Stock		Additional Paid In		Accumulated	Total Stockholders’
	Shares	Amount	Capital		Deficit	Deficit
Balance – January 1, 2024	16,560,000	$1,656	$24,720,072	-	$(38,709,981)	$(13,988,253)
Sale of common stock, net of costs	384,646	38	4,615,751		-	4,615,789
Common stock issued for bridge loan conversion	979,039	98	11,748,366		-	11,748,464
Common stock issued for settlement of vendor payable	127,258	13	1,527,077		-	1,527,090
Common stock issued for settlement of accrued compensation	34,375	3	412,497		-	412,500
Common stock issued for note payable conversion	5,208	1	62,499		-	62,500
Warrants issued for line of credit	-	-	2,015,413		-	2,015,413
Net loss	-	-	-	-	(11,898,464)	(11,898,464)
Balance – December 31, 2024	18,090,526	$1,809	$45,101,675	-	$(50,608,445)	$(5,504,961)

See accompanying notes to the consolidated financial statements.

NEONC TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

Year Ended December 31, 2025

	Common Stock		Additional Paid In	Treasury	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit
Balance – January 1, 2025	18,090,526	$1,809	$45,101,675	-	$-	$(50,608,445)	$(5,504,961)
Common stock issued for $16/share net of listing costs	727,750	73	10,214,670	-	-	-	10,214,743
Common stock issued for advisory services	53,158	5	557,055	-	-	-	557,060
Cashless exercise of warrants	162,500	16	(16)	-	-	-	-
Stock based compensation	-	-	35,555,059	-	-	-	35,555,059
Restricted share grants released from restrictions	2,173,610	217	(217)	-	-	-	-
Common stock issued for equity line of credit	671,412	67	5,522,820	-	-	-	5,522,887
Common stock issued for private placement	111,732	11	999,989	-	-	-	1,000,000
Tax effect related to net share settlement of equity awards	-	-	-	302,766	(2,706,307)	-	(2,706,307)
Net loss	-	-	-	-	-	(62,146,210)	(62,146,210)
Balance – December 31, 2025	21,990,688	$2,198	$97,951,035	302,766	$(2,706,307)	$(112,754,655)	$(17,507,729)

See accompanying notes to the consolidated financial statements.

NEONC TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2025	2024
Cash flows from operating activities:
Net loss	$(62,146,210)	$(11,898,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in bridge loan – expenses paid by bridge loan provider on behalf of the Company	-	476,393
Accretion of original issue discount on related party loan	300,000	2,557,055
Accretion of original issue discount on convertible promissory note	1,952,066	-
Write off deferred issuance costs	-	703,796
Share based compensation – restricted stock	35,555,059	-
Loss on extinguishment of bridge loan	-	2,069,923
Loss on change in fair value of derivative liability	689,543	-
Amortization of debt issuance costs	1,110,484	145,097
Amortization of right of use asset	36,461	245,945
Changes in operating assets and liabilities:
Prepaid expenses	(196,535)	(123,627)
Other assets	(47,177)	-
Accrued compensation	(479,775)	56,131
Lease liability	(12,167)	(244,748)
Accrued advisory fee – related party	1,757,141	-
Accounts payable and accrued expenses	1,117,161	1,798,583
Net cash used in operating activities	(20,363,948)	(4,213,916)

Cash flows from investing activities:
Purchases of intangible asset	(500,000)	-
Net cash used in investing activities	(500,000)	-

Cash flows from financing activities:
Proceeds from the sale of common stock, net of costs	11,324,374	4,615,789
Proceeds from the sale of common stock – private placement	1,000,000	-
Proceeds from related party loan	300,000	892,028
Repayment of related party loan	(600,000)	(791,077)
Deferred offering costs	-	(469,793)
Proceeds from sale of common stock pursuant to equity purchase agreement	4,833,410	-
Proceeds from convertible notes payable	4,000,000	-
Net cash provided by financing activities	20,857,784	4,246,947

Net (decrease) increase in cash and cash equivalents	(6,164)	33,031
Cash and cash equivalents – beginning of period	64,893	31,862
Cash and cash equivalents – end of period	$58,729	$64,893

Supplemental disclosure of non-cash financing and investing activities:
Original issue discount on bridge loan – related party	$-	$1,368,421
Right of use asset, at lease commencement	$-	$536,605
Share issued in connection with advisory services	$557,060	-
Cashless exercise of warrants	$1,950,000	-
Reclassified deferred offering costs to APIC at the completion of the offering	$1,391,580	$-
Increase in bridge loan payable – prepaid and deferred offering costs paid directly by bridge loan provider on behalf of the Company	$-	$31,346
Conversion of bridge loan to common stock	$-	$11,748,464
Conversion of accrued compensation	$-	$412,500
Conversion of account payable to common stock	$-	$1,527,090
Tax effect related to net share settlement of equity awards	$2,706,307	-

See accompanying notes to the consolidated financial statements.

NEONC TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Note 1 – Description of Business and Liquidity

NeOnc Technologies, Inc. (“NTI”) was incorporated on April 13, 2005, as a California corporation. On April 7, 2023, NTI merged into NeOnc Technologies Holdings, Inc. (“NTHI” and the combined entities “NeOnc” or the “Company”). NTHI was incorporated January 5, 2023, as a Delaware Corporation.

On August 6, 2025, the Company incorporated NuroMENA Holdings Ltd. (“NuroMENA”), which is a wholly-owned subsidiary of NTHI established as part of the United Arab Emirates structure to oversee regional clinical operations, partnerships, and innovation in the Middle East and North Africa. NuroMENA was inactive for the year ended December 31, 2025.

On August 18, 2025, the Company executed a Share Exchange Agreement with Dr. Ishwar K. Puri and Beth R. Levinson, acquiring 100% of the membership interests of JandB, which became a wholly-owned subsidiary of the Company. The 120,000 shares of common stock to be issued under the Share Exchange Agreement were not issued as of December 31, 2025.

NeOnc is the developer of a novel molecular technology that provides enhanced targeted delivery of technologies for treating central nervous system diseases. The Company’s lead products include NEO100 and NEO212. NEO100 is in clinical trials treating glioblastoma and has Orphan Drug and Fast Track designation from the United States Food and Drug Administration (“FDA”). NEO212 is an oral chemical conjugate combining NEO100 with temozolomide, the current standard of care for glioblastoma, and has received FDA authorization to proceed with Phase 2a/2b clinical trials. The Company licensed the underlying technology from the University of Southern California. (“USC”).

On October 11, 2024, the Company entered into an agreement with a broker dealer to serve as placement agent and provide broker services in connection with the proposed sale of common stock up to $10,000,000. Under this agreement, through December 31, 2024, the Company closed on commitments from investors to purchase 625,000 shares of common stock of the Company at $16.00 per share for total commitments of $10,000,000, which were to be held in escrow until the Company’s registration statement was declared effective. From January 1 to March 10, 2025, 2025, prior to the Company having an effective registration statement, the Company closed on an additional commitment to purchase 102,750 shares of common stock of the Company at $16.00 per share, for total commitments of $1,644,000, On March 10, 2025, the Company’s registration statement was declared effective at which time the $11,644,000 in escrow was released to the Company. On March 26, 2025, the Company was listed (“Listing”) on the Nasdaq Global Market.

Liquidity

The accompanying financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2025, the Company had cash totaling $58,729. For the year ended December 31, 2025, the Company incurred a net loss of $62,146,210, and has an accumulated deficit of $112,754,655 at December 31, 2025. The Company has financed its working capital requirements to date primarily through the sale of common stock, stockholder loans and related party bridge loans. In March 2026, the Company raised approximately $16 million from a private placement of its common stock (see Note 14).

The Company does not have sufficient available capital to fund operations for a period of one year from the issuance date of these financial statements. Although the Company has established agreements with several potential funding sources (see Notes 8 and 10), the Company does not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern one year from the issuance date of this Form 10-K. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is actively taking steps to mitigate the substantial doubt about the Company’s ability to continue as a going concern, including pursuing additional financing. If the Company is unable to obtain additional capital and continue as a going concern, it may have to further scale back operations or liquidate its assets and cease operations entirely, and the values received for assets in liquidation or dissolution could be significantly lower than the values reflected in these financial statements. Accordingly, these financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments consisting only of normal recurring adjustments of the Company, which are, in the opinion of management, necessary for a fair presentation of the financial position as of December 31, 2025 and 2024, and the results of operations, and cash flows for the years presented. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

Principles of consolidation

The accompanying consolidated financial statements and related notes to the consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

In preparing the Company’s consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates reflected in these consolidated financial statements include, but are not limited to, the valuation of share-based compensation awards, the valuation of warrants, the completeness and accuracy of clinical and pre-clinical trial accruals, and the operating lease right-of-use (“ROU”) assets and operating lease liability. Actual results could differ from those estimates.

Concentrations of Credit Risk and Off-Balance Sheet Risk

The Company, from time to time during the period covered by these consolidated financial statements, may have cash balances deposited at major financial institutions exceeding the federally insured limit. The Company regularly monitors the financial condition of the institutions in which it has depository accounts and believes the risk of loss is minimal. The Company has not experienced any losses in such accounts.

Cash and cash equivalents

Cash and cash equivalents are comprised of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase. As of December 31, 2025, and 2024, the Company has money market funds of approximately $2,000 and $25,000, respectively.

Deferred offering costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A “Expenses of Offering”. If planned offerings are terminated, the related capitalized deferred offering costs are written off.

Offering costs consist principally of professional and registration fees incurred through December 31, 2024, that were related to the planned public offering of its securities. These costs had been capitalized upon the completion of the securities offering and were recorded as additional paid-in capital (see Note 8). At December 31, 2025, costs incurred in connection with the equity purchase agreement have been recorded as a reduction of additional paid-in capital (see Note 6).

Debt issuance costs

Debt issuance costs represent costs directly attributable to warrants issued for a line of credit commitment by a related party. Such costs represent the fair value of warrants issued to the debt facility provider and are amortized to the statement of operations on a straight-line basis over the term of the commitment period, as no borrowings have occurred under the facility and an effective interest rate cannot be determined. Prior to the Company drawing on the line of credit, unamortized debt issuance costs are classified as a long-term other asset, consistent with ASC 835-30-45-3, which requires presentation of issuance costs related to unused credit facilities as an asset rather than as a deduction from a liability. Once the Company begins to draw funds under the facility, a pro-rata portion of the deferred issuance costs, based on the ratio of amounts borrowed to the total facility capacity, is reclassified as a contra-debt balance and subsequently amortized as an adjustment to interest expense over the remaining term of the borrowing.

Intangible Assets

Intangible assets acquired in an asset acquisition are initially recognized at their fair value on the acquisition date. Intangible assets which have not yet been placed in service are not amortized; rather, they are tested for impairment when events or circumstances exist that would make it more likely than not that an impairment exists.

Impairment of Long-Lived Assets

The Company evaluates all long-lived assets for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value and is charged to expense in the period of impairment. During the years ended December 31, 2025 and 2024, no impairments have occurred.

Warrants

The Company evaluates the terms of warrants issued and determines if the instrument requires liability or equity accounting classification under ASC 815: Derivatives and Hedging and ASC 480: “Distinguishing Liabilities from Equity”.

Leases

ASC Topic 842, Leases, (“ASC 842”) requires a lessee to recognize a right-of-use (“ROU”) asset and corresponding lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of operations as well as the reduction of the ROU asset.

Operating lease ROU assets and the related lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The operating lease ROU assets also include lease incentives and initial direct costs incurred. For operating leases, interest on the lease liability and the amortization of ROU asset result in straight-line rent expense over the lease term. Leases may include options to extend or terminate the lease which are included in the ROU operating lease assets and operating lease liability when they are reasonably certain of exercise. Non-lease components are paid separately from rent based on actual costs incurred. Therefore, these costs are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. Operating lease expense associated with minimum lease payments is recognized on a straight-line basis over the lease term. The Company has an operating lease. This lease is recorded as an operating lease and has recognized, right of use (ROU) assets and operating lease liabilities on the accompanying consolidated balance sheets.

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

The Company’s money market funds are valued at quoted prices in active markets and are classified as Level 1 within the fair value hierarchy. The notes payable – related party was reported at fair value (Level 3) as the Company elected the fair value option for such a note (see Note 4) prior to its extinguishment. The carrying value of the Company’s accounts payable and accounts payable – related parties approximates its fair value because of the short-term nature of these consolidated financial instruments.

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

Revenue

The Company recognized point-in-time revenue of $39,990 and $83,000 for the years ended December 31, 2025 and 2024, respectively, for the right to try its technology in compassion use cases where the Company has no further performance obligations.

Research and development

Research and development costs are expensed as incurred. Research and development expenses include personnel costs associated with research and development activities, including third-party contractors performing research, conducting clinical trials, and manufacturing drug supplies and materials. Based on the timing of payments to service providers, the Company may also record prepaid expenses for those service providers that will be recognized as expenses in future periods as the related services are rendered. Research and development costs may be offset by research grants and research and development refundable tax rebates received by the Company.

Patent costs

All patent-related costs incurred in filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as legal and professional expenses in the accompanying consolidated statements of operations.

Accounting for Government Grants

Grant Income

The Company generates grant income through grants from government organizations. Grant income is recognized in other income (expense) in the period in which the reimbursable research and development services are incurred and the right to payment is realized. The income from NIH grants are based upon subcontractor costs and internal costs incurred that are specifically covered by the grants, plus a facilities and administrative rate that provides funding for overhead expenses.

Grant Receivables

Grant receivables relate to outstanding amounts due for reimbursable expenditures of awarded grants issued by the National Institute of Aging (“NIA”) a division of the National Institutes of Health (“NIH”) and are carried at their estimated collectible amounts. The amounts were billed in the month subsequent to period end and collected shortly thereafter. The Company expects all receivables to be collectible, and accordingly, there is no allowance for doubtful accounts required on these grant receivables. Grant receivables are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Share-based compensation

The Company has granted stock options and common stock to employees, non-employee consultants and non-employee members of our Board of Directors. The Company measures the compensation cost associated with all share-based payments based on the grant date fair values. Compensation costs associated with grants of common stock are measured at fair value at the date of grant, which has historically been the most recent price paid by investors to purchase shares of the Company’s common stock prior to such grant. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period of each award, which generally equals the vesting period for awards that contain only service conditions. If the stock grant is contingent upon events that have not yet happened, then the grant is not considered issued. If an award holder leaves the company prior to vesting, and adjustment of the compensation expense will be made to reflect only those awards that vested.

The Company recognizes the stock-based compensation expense for the restricted stock units (“RSU”) based upon the fair value of the common stock at the date of the grant. The expense is recognized over the service period provided in the RSU awards, however expense was not recognized prior to the listing date (“Listing Date”), as prior to such date it was not probable that condition to commence vesting would be met.

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

Net loss per share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common stock outstanding during the period. For years in which the Company reports a net loss, the diluted net loss per share is the same as basic net loss per share.

For the year ended December 31, 2025 there are potentially dilutive securities outstanding of 2,171,391 unvested potentially dilutive restricted stock units and 150,000 warrants, which are not included in the diluted net loss per share calculation since their effect is anti-dilutive. For the year ended December 31, 2024, respectively, there were no potentially dilutive warrants outstanding and no potentially dilutive restricted stock units since the probably of such restricted stock units vesting was zero.

Income taxes

The Company recognizes federal, state, and foreign current tax liabilities or assets based on its estimate of taxes payable to or refundable by tax authorities in the current fiscal year. For the years ended December 31, 2025 and 2024, there is no current tax provision due to losses generated. The Company also recognizes federal and state deferred tax liabilities or assets based on the Company’s estimate of future tax effects attributable to temporary differences and carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled.

Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. The Company evaluates deferred income taxes quarterly to determine if valuation allowances are required by considering available evidence. If the Company is unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to increase its valuation allowance against its deferred tax assets which could result in an increase in the Company’s effective tax rate and an adverse impact on operating results. The Company will continue to evaluate the necessity of the valuation allowance based on the remaining deferred tax assets. The difference between the statutory and effective rates for the years ended December 31, 2025 and 2024 is a result of the Company applying a full valuation allowance against any deferred tax assets as a result of net operating losses due to uncertainties surrounding the usability of such net operating losses. The ability to utilize such net operating loss carry forwards may be limited due to possible changes in ownership as defined under Internal Revenue Code section 382.

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

Segment Reporting

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The standard expands reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit (referred to as the “significant expense principle”). The Company operates in a single segment – biotechnology research.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. Such reclassifications did not impact net income as previously reported.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (DISE), which specifies additional disclosure requirements. The new guidance requires additional disclosures, including the composition of certain income expense line items (such as purchases of inventory, employee compensation, and “other expenses”) and a separate disclosure for selling expenses. This change is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, however, early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on the consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. As an emerging growth company that has elected the extended transition period, ASU 2023-09 is effective for the Company for fiscal years beginning after December 15, 2025. The Company is currently evaluating the impact ASU 2023-09 will have on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

There were no accounting pronouncements adopted during the year ended December 31, 2025 that had a material effect on the Company’s consolidated financial statements.

Note 3 – Intangible asset – Patent

In October 2025, the Company paid $500,000 directly to McMaster University pursuant to a Patent Purchase Agreement, and the Patent was formally assigned effective October 8, 2025. The acquisition was evaluated and determined to be an asset acquisition rather than a business combination, as substantially all of the fair value of the gross assets acquired is concentrated in the single identifiable asset. No other assets, liabilities, employees, or facilities were acquired in connection with this agreement. The Patent is recorded at $500,000, representing the total cash consideration paid to McMaster University, and is included in intangible assets in the accompanying consolidated balance sheets.

The Company intends to allocate human capital to further develop and commercialize the Patent.

Note 4 – Related Party Transactions

AFH Holdings and Advisory, LLC advisory agreement

On December 19, 2022, the Company entered into an advisory agreement with AFH Holdings and Advisory, LLC (“AFH”), an entity owned and controlled by Amir Heshmatpour, the Company’s Executive Chairman and Chief Executive Officer, to assist the Company in connection with its intent to affect a public listing. AFH was retained to assist the Company with investor presentations and decks, coordinate the retention of an investment banker for an initial public offering, identify legal and accounting professionals to assist in connection with such public offering, identify investor relations/public relations firms, advise on private capital markets activities prior to the initial public offering and coordinate the closing process for the offering.

On July 12, 2024, the Company amended the AFH advisory agreement section to allow for an upfront payment on the Listing Date of $2,500,000 and the remaining amount of the fee to be paid in equal monthly installments for one year. AFH was paid a fee of $500,000 as consideration for entering into the amendment, which is included in advisory fees in the accompanying consolidated statements of operations.

On March 26, 2025, and as a result of the listing of the Company on Nasdaq, the Company incurred $11,328,565 for the fee earned in accordance with the AFH advisory agreement which was recorded as advisory fee expense in the accompanying consolidated statements of operations. In accordance with the amendment, the Company paid $2,500,000 of such fee on March 26, 2025, and paid an additional $7,071,424 in the monthly installments from April through December 2025. As of December 31, 2025, the remaining outstanding accrued advisory fee totaled $1,757,141 recorded on the consolidated balance sheets within accrued advisory fee – related party. The remaining balance was paid in January 2026.

In addition to the advisory fee, reimbursable expenses of $351,302 are payable to AFH as of December 31, 2025, which is included on the consolidated balance sheets within accrued advisory fee – related party.

In addition, the Company agreed to retain AFH as an exclusive advisor to the Company on all financing and mergers and acquisitions for a period of two (2) years from the closing of the private securities offering.

Transactions with USC

Dr. Thomas Chen, the Company’s founder, Chief Medical Officer, and Chief Scientific Officer, is a tenured Professor of Neurosurgery and Pathology and the Director of Surgical Neuro-Oncology at USC.

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

The Company also utilizes laboratory and patent maintenance services from USC. The Company incurred $255,164 and 556,562 of expenses related to such services for the years ended December 31, 2025 and 2024, respectively, of which $164,449 and $460,559 are recorded within research and development expenses and $90,715 and $96,003 are recorded within general administrative expenses on the consolidated statements of operations. At December 31, 2025 and December 31, 2024, the Company has outstanding payables to USC for such services of $644,784 and $628,277 respectively, which is included in accounts payable – related parties in the accompanying consolidated balance sheets.

Accrued compensation

The amount accrued for the management team, including related payroll taxes, was $255,099 and $734,874 as December 31, 2025 and December 31, 2024, respectively. There is no specified timetable for payment of such amounts.

Note 5 – Related Party Loans Payable

Bridge Loan

In April 2023, the Company entered into a non-interest bearing, non-convertible promissory note with HCWG LLC (the “Bridge Loan”). HCWG is an entity controlled by the CEO and Chairman of our Board of Directors. Borrowings under the Bridge Loan carry a 50% (or 1 times cash amounts borrowed) original issue discount (“OID”) on principal and through subsequent amendments the maximum cash borrowing was increased to $10,000,000. The outstanding amounts under this Bridge Loan were payable at the earlier of the date the Company completes an IPO or December 4, 2024 (the “Maturity Date”).

On June 14, 2024, the Company reached an agreement with HCWG LLC to convert the outstanding principal and interest on the Bridge Loan into 979,039 shares of common stock. As a result of this conversion, the Bridge Loan was terminated and is no longer available to the Company for borrowing.

Through June 14, 2024, the Company had received under the Bridge Loan an aggregate of $7,116,335. The OID was recognized ratably over the term of each draw-down under the Bridge Loan through the Maturity Date unless settled earlier, at which point the accretion is accelerated. Accretion of the OID for year ended December 31, 2024, amounted to $2,557,055, which is included in interest expense in the accompanying consolidated statements of operations.

For the Year Ended December 31, 2024
Bridge loan – carrying value

Balance – January 1, 2024	$9,802,697
Borrowings	1,368,421
OID	1,368,421
Repayments	(791,077)
Total principal outstanding before conversion	11,748,462
Conversion to common stock (June, 14, 2024)	(11,748,462)
Principal outstanding – December 31, 2024	$-

The Company has a receivable due from HCWG LLC totaling $138,247 which is recorded within prepaid expenses and other current assets on the consolidated balance sheets at December 31, 2025 and 2024, respectively.

Advances from Executive Chairman of the Board and CEO

In February 2025, our Executive Chairman and CEO advanced the Company approximately $300,000. The advances carry a 50% (or 1 times amounts borrowed) original issue discount (“OID”) on the principal. On March 10, 2025, the outstanding balance of $600,00 was repaid. Interest expense in the amount of $300,000 is included in the consolidated statements of operations as interest expense for the year ended December 31, 2025.

Note 6 – Convertible Debt

On July 16 and July 18, 2025, the Company entered into a series of convertible promissory notes with a group of investors for the aggregate purchase price of $4,000,000 (the “Notes”). The Notes are payable three months from the date of issuance, with an aggregate face value of $5,000,000, reflecting a 20% original issue discount (“OID”). The Company has the option to extend the maturity date for up to three additional one-month periods. In the event of any such extension, the OID shall increase to 25%, 30%, and 35% for the first, second, and third extension periods, respectively. Further, upon the occurrence of an Event of Default, as that term is defined in the Notes, the Notes shall be convertible at the option of the holders into shares of the Common stock of the Company at a price equal to 80% of the lowest closing sale price of the Company’s common stock as reported on the Nasdaq Global Market on any trading day during the five (5) trading days prior to the respective conversion date. The Company also recorded debt issuance cost of $320,000 to be amortized as interest expense over the term of the loan.

In accordance with ASU 2020-06, the Company accounts for the convertible notes as a single liability instrument. The notes are recorded at amortized cost, and interest expense is recognized using the effective interest method.

During the year ended December 31, 2025, the Company exercised the first three available extensions, thereby increasing the OID to 35%. Subsequent to December 31, 2025, the Company exercised an additional extension of one month which increased the OID rate to 40%. In March 2026, the Company repaid the full outstanding balance of $6,666,666 upon maturity – See Note 15.

The following table summarizes the Company’s outstanding Notes as of December 31, 2025:

As of December 31, 2025
Purchase price of convertible promissory notes	$4,000,000
Accretion of original issuance discount	$2,153,846
Less: unamortized original issuance discount	(201,780)
Net convertible promissory note	$5,952,066

For the year ended December 31, 2025, the Company incurred total interest expense of $2,243,066 related to the convertible promissory notes, which consists of $1,952,066 from the accretion of OID and $309,000 from the amortization of debt issuance costs.

Note 7 – Leases

The Company has operating lease for its office facilities and has no financing leases. On February 1, 2024, the Company entered a 24-month lease for office space, which calls for a monthly base rent of $25,000, increasing at 3% per annum. The Company’s lease does not contain options to renew or extend the lease term or options to terminate leases early, except for insolvency. On November 27, 2024, the Company amended the lease expiration date from January 31, 2026, to January 31, 2025. The lease liability was computed using an interest rate of 13.49%.

In April 2025, the Company entered into a 63-month lease for office space which calls for a monthly base rent of $6,778, increasing at approximately 3% per annum. The lease liability was computed using an interest rate of 3.72% and as of December 31, 2025 the lease has a remaining 54 months. In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the lease term. The Company’s net lease non-lease components (e.g., standard area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and, therefore, are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. Upon commencement of the lease, the Company recognized a right-of-use asset and corresponding operating lease liability of $412,129, which is reflected as a non-cash activity in the supplemental disclosure of non-cash activities in the accompanying consolidated statements of cash flows.

As of December 31, 2025 and 2024, the Company reported a right-of-use asset of $361,045 and $23,526, respectively, and a lease liability of $361,813 and $24,722, respectively. The Company recorded lease expense of $65,614 and $245,944 during the years ended December 31, 2025 and 2024, respectively, within general and administrative expenses on the consolidated statements of operations. There were no short-term or variable lease costs during the years ended December 31, 2025 and 2024. Cash paid for amounts included in the measurement of lease liability amounted to $61,004 and $275,000 during the years ended December 31, 2025 and 2024, respectively.

The following are the expected maturities of lease liabilities for operating leases as of December 31, 2025:

Years Ended December 31,
2026	$83,137
2027	85,663
2028	88,231
2029	90,928
Thereafter	44,945
Total	392,904
Less: interest	(31,091)
Present value of lease liability	361,813
Less: current portion	(71,131)
Noncurrent portion	$290,682

Note 8 – Common and Preferred Stock

NTHI is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2025, no preferred shares have been issued. The board of directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of shares of Preferred Stock in one or more series, and by filing a certificate pursuant to the applicable law of the State of Delaware, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereof. The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the Common Stock, without a vote of the holders of the Preferred Stock, or any series thereof, unless a vote of any such holders is required pursuant to the terms of any Preferred Stock Designation.

During the year ended December 31, 2025, the Company sold 727,750 shares of common stock at a price of $16.00 per share for gross proceeds of $11,644,005 pursuant to a private placement of its securities, issued additional 111,732 shares of common stock for private placement, issued 46,000 shares as part of advisory services related to the listing and as part of the private placement fee for our equity line of credit, 162,500 shares were issued for the cashless exercise of warrants, and issued 671,412 shares from the sale of shares under the equity line of credit, and the release of 1,870,844 (net of shares withheld for tax liabilities) restricted stock units.

As of December 31, 2025, the Company had no instruments that required classification as a derivative liability. Accordingly, no derivative liability was recognized in the accompanying balance sheets.

Private Placement

On October 11, 2024, the Company entered into an agreement with RBW Capital Partners LLC, a division of Dawson James Securities, Inc. (“Broker”) to serve as placement agent and provide broker services in connection with the possible sale of common stock up to $10 million. If a sale is made between the Company and any institutional or individual third-party funding source introduced by the placement agent, the Company will pay a placement fee of 8% of the gross proceeds. In addition, the company agrees to pay; (a) 1.0% of the gross proceeds for non-accountable expenses; and (b) out of pocket expenses plus the costs associated with the use of a third-party electronic road show service up to $10,000. The agreement expired on January 11, 2025 and was amended and restated on January 29, 2025 to extend the term for another six months through July 29, 2025 and increased the placement fee to 12% from 8% of the gross proceeds, and eliminated the 1% non-accountable expense fee. This agreement expired in July 2025.

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

In connection with the agreement, the Company paid $300,000 in placement agent fees to Broker for securing $2,500,000 in commitments for the Private Placement. This fee was paid when the funds were released from escrow and recorded as a reduction to additional paid-in capital in the consolidated statements of changes in stockholders’ deficit as of December 31, 2025.

Advisory Services

On October 3, 2024, as amended on January 23, 2025, the Company entered into an agreement with Broker, for financial advisory and investment banking services in connection with a direct listing of the Company’s common stock on the Nasdaq Global Market or other major US market. The agreement provides for a one-time fee of $250,000 payable three days after the direct listing and the issuance of 30,000 shares of common stock (which are restricted until the shares are registered by filing a resale S-1 within 30 days after the effective date of the direct listing). In addition, the Company agreed to pay up to $100,000 for fees and expenses of legal counsel and other out-of-pocket expenses plus the costs associated with the use of a third-party electronic road show service. Such fees were included in accounts payable and deferred offering costs in the accompanying consolidated balance sheets as of December 31, 2024. The fair value of the 30,000 shares issued in March 2025, amounting to $363,300, was determined using the closing day price of $12.11. This amount was recorded as an advisory fee on the consolidated statements of operations for the year ended December 31, 2025. The agreement expired on January 3, 2025 and was amended and restated on January 23, 2025 to extend the term for another six months through July 23, 2025. This agreement expired in July 2025.

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

The term of the Equity Purchase Agreement commenced on the effective date of the direct listing and will terminate on the earlier of (i) the date on which the Mast Hill shall have purchased Put Shares equal to the $50,000,000, (ii) twenty-four (24) months after the date of the Equity Purchase Agreement, (iii) written notice of termination by the Company to Mast Hill, (iv) this Registration Statement is no longer effective after the initial effective date of this Registration Statement, or (v) the date that, pursuant to or within the meaning of any Bankruptcy Law, the Company commences a voluntary case or any Person commences a proceeding against the Company, a receiver, trustee, assignee, liquidator or similar official is appointed for the Company or for all or substantially all of its property or the Company makes a general assignment for the benefit of its creditors. For the year ended December 31, 2025, the Company sold 671,412 shares of common stock at $3.73 – $9.53 per share under the Equity Purchase Agreement, resulting in net proceeds of $4,833,410. Since the shares were purchased at a discount as a result of the five-day settlement period, the settlement feature is considered a derivative liability. The fair value of the derivative approximates the loss on the settlement of such shares or $689,543 which was recognized in the consolidated statement of operations for the year ended December 31, 2025.

In connection with this agreement, we issued 16,000 shares of common stock to Mast Hill in March 2025. The fair value of the shares issued was determined by using the closing day price of $12.11 per share, resulting in a total value of $193,760, which has been recorded as additional paid-in capital in the consolidated balance sheets. As proceeds are received under the Equity Purchase Agreement, the related offering costs are reclassified as a reduction of additional paid-in capital.

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

In January and February 2024, 2,460,000 and 200,000, respectively, restricted stock units (“RSUs”) were granted to the executive officers and members of the Board of Directors further to the 2023 Plan as described above. Of the total RSUs granted (tranche 1) 1,686,667 vest 100% seven months from the date that the Company lists on a national exchange, (tranche 2) 486,666 will vest in equal monthly instalments over a one (1) year period commencing on the eighth month from the effective date of the listing on a national exchange and (tranche 3) 486,666 are performance-based, the vesting of which will be predicated on certain financial and operational performance metrics being met after the effective date of the listing on a national exchange as set forth the grant agreements. Since tranche 3 is performance based, management has determined that it is not yet probable that all of the performance vesting conditions will be met and as such no expense has been recognized for tranche 3 as of December 31, 2025.

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

On June 1, 2025, 300,000 RSUs were forfeited resulting in a reversal of $1,329,062 of shared based compensation during the year ended December 31, 2025.

On June 5, 2025, 200,000 RSUs were granted to the one board member. 66,667 RSUs vest 100% seven months from the date of issuance, 66,667 RSUs vest 100% thirty-six months from the date of issuance. The remaining 66,666 RUS’s vest thirty-six months from the date certain performance metrics are achieved.

On September 24 and 25, 2025, 50,000 RSUs were granted to the five board members or advisors; of which 25,000 RSUs were vested immediately, remaining vest evenly over ten months after two-month delay.

On November 6, 2025, 1,200,000 RSUs were granted to the CEO, 15,000 to the Chair of the Scientific Advisory Board, and 70,000 to an employee of the Company. 600,000 of the RSUs issued to the CEO will vest January 2, 2026 and the remaining vest evenly over twelve months commencing January 2, 2026. Of the 85,000 RSU issued to the advisors, 42,500 will vest immediately and the remaining vest evenly over ten months commencing January 2026.

As of December 31, 2025, 419,500 RSU’s remain unissued in the 2023 Plan.

The Company determined the fair value of all the RSUs issued during the years ended December 31, 2025 and 2024 to be $16,522,849 and $31,920,000, respectively, based on the price of the most recent sale of common stock prior to each grant date for those RSU’s granted prior to the Listing Date, or the quoted market value on the date of issuance of the RSU’s granted after the Listing Date. For the years ended December 31, 2025 and 2024, the company recognized $35,555,059 and $0, respectively, of stock-based compensation expense included in the consolidated statements of operations. As of December 31, 2025, there was unamortized stock-based compensation of approximately $12,887,790 which the Company expects to recognize over approximately 2.5 years.

The activity related to RSUs is summarized as follows:

Restricted Stock Units Issued	RSUs Granted	Weighted Average Grant Date Fair Value
Restricted stock units at December 31, 2023	-
Granted	3,060,000	$12.39
Cancelled	(100,000)	$12.00
Forfeited	-
Restricted stock units at December 31, 2024	2,960,000
Granted	1,685,000	$9.82
Cancelled	-	$12.00
Forfeited	(300,000)	$12.00
Restricted stock units at December 31, 2025	4,345,000

Vesting Activity of Restricted Stock Units	RSUs	Weighted Average Grant Date Fair Value
Unvested at January 1, 2024	-
Granted	3,060,000	$12.39
Cancelled	(100,000)	$12.00
Vested	-
Unvested at December 31, 2024	2,960,000
Granted	1,685,000	$9.82
Forfeited	(300,000)	$12.00
Vested	(2,173,610)	$11.95
Unvested at December 31, 2025	2,171,390

During 2025, the Company withheld 302,766 shares of common stock from recipients as their RSU’s vest in order to cover their tax liabilities associated with such vesting event. The fair value of the shares withheld at the vesting date of $2,706,307 is reflected as a treasury stock transaction. As of December 31, 2025, the Company has not remitted the income taxes on behalf of the recipients, and therefore $2,706,307 in included in accrued expenses in the accompanying consolidated balance sheets at December 31, 2025.

Note 10 – Commitments and Contingencies

Line of Credit Commitment – Related Party

On October 11, 2024, the Company entered into a Line of Credit Agreement (“the Agreement”) with HCWG for borrowings of up to $10.0 million. Borrowings under the Line of Credit Agreement bear interest at 10.0% per annum and increases to 14% if the Agreement is extended. Interest payments are due on the first business day of each calendar month and the unpaid principal is due on October 12, 2027. No amounts have been borrowed under the facility through December 31, 2025.

In connection with the agreement, the Company issued HCWG five-year warrants to purchase up to 312,500 shares of our common stock at an exercise price of $12.00 per share. These warrants expire on October 23, 2029. As of December 31, 2024, there were 312,500 warrants issued, outstanding and fully vested. In March 2025, 162,500 warrants were exercised in a cashless exercise, resulting in the issuance of 162,500 shares of common stock. At December 31, 2025, there are 150,000 shares of common stock remaining available to be purchased under the warrant.

The fair value of the warrants on the grant date was determined using the Black-Scholes valuation model, with the following key assumptions:

●	Fair value of common stock: $12.00

●	Expected volatility: 86%

●	Risk-free interest rate: 4.82%

●	Expected Term: 2.5 years

The fair value of warrants at inception was $2,015,413, which was recorded as additional paid-in capital on the consolidated statements of changes in stockholders’ deficit for the year ended December 31, 2024, and as debt issuance costs on the consolidated balance sheets. The debt issuance costs are being amortized over the term of the line of credit and amounted to $671,804 and $145,097 for the years ended December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, unamortized debt issuance costs total $1,198,505 and $1,870,316, respectively, which will be amortized through October 2027.

Litigation

From time to time, the Company is involved in various disputes, claims, liens and litigation matters arising out of the normal course of business which could result in a material adverse effect on the Company’s combined financial position, results of operations or cash flows. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that liability has been incurred, and the amount of the assessment can be reasonably estimated. As of December 31, 2025 and 2024, the Company had no liabilities recorded for loss contingencies, except as below.

License Agreement – Orient EuroPharma Co., Ltd.

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

In 2023, the Company sent notice to OEP indicating their intent to terminate the Agreement with OEP, after which OEP threatened litigation. On February 15, 2024, OEP and the Company entered into a settlement agreement whereas the Company and OEP terminated the Agreement in exchange for a payment in the amount of $4,000,000 payable by the Company to OEP within ten days of the date the Company completes its initial public offering. The settlement agreement provides for interest accruing on the unpaid balance. The Company has a litigation settlement payable of $4,170,000 and $4,000,000 in the accompanying consolidated balance sheets as of December 31, 2025 and 2024, respectively. As of the date of this filing, the Company has not paid the litigation settlement amount.

Other Litigation

On June 6, 2023, a vendor filed a complaint against the Company for breach of contract in the Central District of California. The vendor alleged that the Company improperly terminated an Intellectual Property License and Supply Agreement (“IPLSA”) and that the Company also defrauded the vendor in connection with IPLSA. This matter was settled on October 16, 2023, and the Company agreed to pay the vendor $600,000 within 5 business days of the close of the date that the Company completes an IPO or March 31, 2024, whichever occurs first. The Company has a litigation settlement payable in the accompanying consolidated balance sheets at December 31, 2025 and 2024. As of the date of this filing, the Company has not paid the litigation settlement amount.

On March 31, 2024, a vendor agreed to extend the payment until May 15, 2024 for payment of an additional $25,000, payable on demand. On July 25, 2024, the arbitrator granted the implementation of interest at the statutory rate on the unpaid balance commencing May 15, 2024 until paid, therefore an additional $41,250 and $85,809 of interest expense is recognized in the accompanying consolidated statements of operations during the years ended December 31, 2025 and 2024, respectively. At December 31, 2025 and December 31, 2024, an aggregate of approximately $122,059 and $41,250 of accrued interest is included in litigation settlement payable in the accompanying consolidated balance sheet.

Note 11 – Grants

In August 2025, the Company was awarded a grant totaling $400,000 in gross proceeds from the National Institutes of Health (NIH). The grant is structured pursuant to the NIH Small Business Technology Transfer (STTR) program, which requires collaboration with a research institution, whereby 40% of the grant funds, or $160,000, net of subcontractor costs, is allocated to the Company and 60% is allocated to the Company’s academic research collaborator at USC. The Company’s portion of the grant proceeds is recognized as allowable expenses are incurred and reimbursed by the NIH. For the year ended December 31, 2025 the Company incurred $42,083 of allowable expenses under the NIH grant.

In September 2025, the Company was awarded a grant totaling approximately $1,007,000 in gross proceeds from the NIH. The grant is structured pursuant to the NIH STTR program, which requires collaboration with a research institution, whereby approximately 24% of the grant funds, or approximately $245,000, net of subcontractor costs, is allocated to the Company and the remainder is allocated to the Company’s academic research collaborator at USC. The Company’s portion of the grant proceeds is recognized as allowable expenses are incurred and reimbursed by the NIH. For the year ended December 31, 2025, the Company incurred $29,164 of allowable expenses under the NIH grant.

For the year ended December 31, 2025, the Company recognized $71,247 of grant income which is included in interest and other income in the accompanying consolidated statements of operations. The Company also included such amount as an accounts receivable at December 31, 2025, and is included in prepaid and other current assets in the accompanying consolidated balance sheets.

Note 12 – Income Taxes

The Company has no significant current income taxes due because of the losses generated each year.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, the Company recorded a valuation allowance to fully offset the gross deferred tax asset because it is not “more likely than not” that the Company will realize future benefits associated with these deferred tax assets at December 31, 2025 and 2024. The valuation allowance increased by approximately $2,700,000 and $4,200,000 for the years ended December 31, 2025 and 2024, respectively.

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated statements of operations is attributable to a full valuation allowance recorded in all periods since inception. The provision for income taxes for the taxable years ended December 31, 2025 and 2024 differs from the statutory federal income tax rate for the years ended December 31, 2025 and 2024 as follows:

	2025	2024
Tax benefit at the federal statutory rate	21.0%	21.0%
State tax, net of federal benefit	7.0%	7.0%
Permanent differences	-%	9.0%
Change in valuation allowance	(28.0)%	(37.0)%
Effective income tax rate	0.0%	0.0%

Significant components of the Company’s deferred tax assets at December 31, 2025 and 2024 are as follows:

	2025	2024
Deferred tax assets:
Net operating losses	$21,470,858	$8,369,543
Share based compensation	6,883,290	2,405,371
Interest expense	582,708	87,260
Deferred research and development costs	-	1,230,953
Accrued wages	71,428	205,765
Accrued litigation costs	1,369,777	1,299,550
Accrued advisory fees	428,248	-
Deferred revenue and other	37,940	37,940
Total deferred tax assets	30,844,248	13,636,382
Valuation allowances	(30,844,248)	(13,636,382)
Deferred tax assets, net of valuation allowance	-	-

At December 31, 2025 and 2024, the Company had Federal net operating loss carryforwards of approximately $46,800,000 and $29,800,000 which will begin to expire in 2035. Of the total Federal net operating losses, the amounts incurred after 2017 of approximately $22,800,000 will carry forward indefinitely. Sections 382 and 383 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the NOL carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the NOL carryforwards that the Company may utilize in any year may be limited. Although the Company has not undertaken a formal analysis, it is likely that such an ownership change occurred prior to 2020. The years 2021 through 2024 are subject to examination by taxing authorities.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2025 or 2024. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. No tax audits were commenced or were in process for the taxable years that ended December 31, 2025 and 2024. No tax related interest or penalties were incurred during the years ended December 31, 2025 and 2024.

Note 13 – Segment Reporting

The Company manages its business activities on a consolidated basis and operates as a single operating segment: Biotechnology. The accounting policies of the Biotechnology segment are the same as those described in Note 1 – Summary of Significant Accounting Policies.

Our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer, Amir Heshmatpour. The CODM uses net loss, as reported on our consolidated statement of operations, in evaluating the performance of the biotechnology segment and determining how to allocate resources of the Company as a whole, including investing in our research and development programs and acquisition/licensing strategy. The CODM does not review assets in evaluating the results of the biotechnology segment, and therefore, such information is not presented. The following supplemental information, which is regularly provided to the CODM, breaks down the research and development costs for the years ended December 31, 2025 and 2024, respectively.

	2025	2024
Revenues	$39,990	$83,000

Significant and other segment expenses:
Research and development expenses:
NEO100	1,179,758	1,146,766
NEO100-02	391,171	320,987
NEO212	979,406	870,614
Pediatric	237,144	191,593
Laboratory	198,177	461,401
Other	652,601	53,878
Total research and development expense	3,638,257	3,045,239

Advisory fee	11,787,806	500,000
Legal and accounting	2,481,413	2,000,623
Employee compensation	686,498	686,131
Amortization	1,110,484	391,041
Investor relations	1,144,293	200,540
Share based compensation	35,555,059	-
Other general and administrative	2,987,110	842,256
Interest expense – related parties’ loans in 2024	2,504,567	2,557,056
Loss on extinguishment of Bridge loan – related party	-	2,069,923
Loss on change in fair value of derivative liability related to sales of common stock through equity line of credit	689,543	-
Interest and other income	(398,830)	(16,133)
Net loss	$(62,146,210)	$(11,898,464)

Note 14 – Subsequent Events

Subsequent to the balance sheet date and through the date the consolidated financial statements were issued, the Company evaluated subsequent events for disclosure and determined that the following events required disclosure. The subsequent events described below, including the completion of the PIPE financing, do not change the Company’s going concern conclusion for the next twelve months from the filing of this Form 10-K.

On January 29, 2026, the Company entered into a Securities Purchase Agreement (the “Agreement”) to issue and sell up to 2,222,222 shares (the “Shares”) of common stock, $0.0001 par value per share of the Company (the “Common Stock”) at a per Share purchase price of $7.20 and five-year warrants to purchase up to 2,222,222 shares of Common Stock at a per share exercise price of $9.00 (the “Warrants” and together with the Shares the “Securities”). The initial closing further to the Agreement consisted of the issuance of 1,388,888 Shares and Warrants to purchase 1,388,888 shares of Common Stock to a single institutional investor at a purchase price of $10 million. The subsequent closing further to the Agreement consisted of the issuance of 86,361 Shares and Warrants to purchase 86,361 shares of Common Stock to three investors at an aggregate purchase price of $621,804.11. The offering of Securities further to the Agreement terminated on January 31, 2026.

Additionally, on February 24, 2026, the Company entered into a second Securities Purchase Agreement to issue and sell up to the remaining 746,973 Shares at the same per Share purchase price of $7.20 and Warrants to purchase up to 746,973 shares of Common Stock at the same per share exercise price of $9.00. The initial closing further to this second Securities Purchase Agreement took place on February 25, 2026, and consisted of the issuance of an aggregate of 201,390 Shares and Warrants to purchase 201,390 shares of Common Stock to four investors at a combined purchase price of $1,450,004. The offering of Securities further to the second Securities Purchase Agreement terminated on February 28, 2026.

On March 20, 2026, the Company entered into a third Securities Purchase Agreement to issue and sell up to the remaining 545,583 Shares at the same per Share purchase price of $7.20 and Warrants to purchase up to 545,583 shares of Common Stock at the same per share exercise price of $9.00. The initial closing further to this third Securities Purchase Agreement took place on March 20, 2026, and consisted of the issuance of an aggregate of 138,889 Shares and Warrants to purchase 138,889 shares of Common Stock to one investor at a purchase price of $1,000,000. This third Securities Purchase Agreement contains customary representations, warranties and agreements of the Company, customary conditions to closing and obligations of the parties and the offering of Securities further to the third Securities Purchase Agreement terminates on April 30, 2026.

The Company used a portion of the proceeds from the PIPE financing to strengthen its balance sheet and settle certain outstanding obligations.

Specifically:

●	The Company paid in full the outstanding advisory fee balance owed to AFH Holdings, thereby satisfying all amounts due under the advisory agreement.

●	The Company paid in full the litigation settlement obligation with Fox Infused in the amount of $737,929.77, extinguishing the remaining liability associated with that settlement.

●	The Company paid in full the outstanding balance of $6,666,666 related to the Company’s short-term convertible debt, which originated as an Original Issue Discount (“OID”) loan, thereby eliminating the associated debt obligation.

In connection with this financing, the Company agreed to pay Amir Heshmatpour a bonus of $900,000, said amount to be paid in 6 equal installments of $150,000 commencing March 1, 2026.

In March 2026, the Company granted 170,000 RSUs to David Choi, Chief Accounting Officer.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time years specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, and due to material weaknesses in our internal control over financial reporting related to; controls over segregation of duties, entity level controls over the risk assessment, information and communication and monitoring process, financial controls over all significant transaction classes, controls over authorization and tracking of related party transactions and controls over information technology over user access and provisioning, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published consolidated financial statements. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2025, due to the material weaknesses in our internal control over duties separation, company-wide risk and communication processes, major financial transactions, complex financial instruments, related party dealings, and IT user access management.

As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Management has initiated steps to remediate these material weaknesses, including:

●	engage an information technology controls consultant to assess and remediate deficiencies in user access management;

●	enhance our company-wide risk assessment and internal communication processes;

●	expand and improve our review process for complex securities and related accounting standards;

●	engage with third-party professionals to consult on complex accounting applications in conformity with U.S. GAAP;

●	implement a formal related party transaction policy requiring the identification of related party transactions by the Audit Committee;

●	hire a Chief Accounting Officer (“CAO”) with technical accounting expertise to strengthen financial reporting oversight, internal control environment, and accounting operations; and

●	consider additional staff with the requisite experience and training to supplement existing accounting professionals.

The Company can offer no assurance that these changes will ultimately have the intended effects.

This Annual Report on Form 10-K does not include an attestation report on internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Inherent Limitation on the Effectiveness of Internal Controls Over Financial Reporting

The effectiveness of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that its objectives will be achieved. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary and appropriate for the needs of our business as a clinical-stage biopharmaceutical company.

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

Item 9B. Other Information

During the three months ended December 31, 2025, no director or officer of the Company adopted, modified, or terminated a ‘Rule 10b5-1 trading arrangement’ or a ‘non-Rule 10b5-1 trading arrangement,’ as each such term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated in our proxy statement to be filed with the SEC on Schedule 14A in connection with our 2026 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to directors, officers, and employees of the Company. The Code of Ethics is attached as Exhibit 14.1 to this Annual Report on Form 10-K.

The Company has adopted an Insider Trading Policy that applies to directors, officers, and employees of the Company. The Insider Trading Policy is attached as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated in our proxy statement to be filed with the SEC on Schedule 14A in connection with our 2026 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated in our proxy statement to be filed with the SEC on Schedule 14A in connection with our 2026 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated in our proxy statement to be filed with the SEC on Schedule 14A in connection with our 2026 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated in our proxy statement to be filed with the SEC on Schedule 14A in connection with our 2026 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

1)	Financial Statements: See the consolidated financial statements identified in the “Index to Financial Statements” under Part II, Item 8 of this Annual Report.

2)	Exhibits.

The following exhibits are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed on Form 8-K filed by the Registrant on March 27, 2025)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 filed on Form 8-K filed by the Registrant on March 27, 2025)
4.1*	Description of Securities
4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
4.3	Fourth Amended & Restated Promissory Note, dated December 4, 2023, by NeOnc Technologies Holdings, Inc. and Holders (incorporated by reference to Exhibit 4.2 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
4.4	Promissory Note, dated October 11, 2024, by NeOnc Technologies Holdings, Inc. and HCWG LLC (incorporated by reference to Exhibit 4.3 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
4.5	Common Stock Purchase Warrant, dated October 11, 2024, by NeOnc Technologies Holdings, Inc. and HCWG LLC (incorporated by reference to Exhibit 4.4 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
4.6	Promissory Note, dated February 25, 2025, by NeOnc Technologies Holdings, Inc. and Amir Heshmatpour (incorporated by reference to Exhibit 4.5 filed with the Registration Statement on Form S-1 filed by the Registrant on February 26, 2025)
4.7	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 filed on Form 8-K filed by the Registrant on July 22, 2025)
4.8	Form of Warrant (incorporated by reference to Exhibit 4.1 filed on Form 8-K filed by the Registrant on January 29, 2026)
4.9	Form of Warrant (incorporated by reference to Exhibit 4.1 filed on Form 8-K filed by the Registrant on March 3, 2026)
4.10	Form of Warrant (incorporated by reference to Exhibit 4.1 filed on Form 8-K filed by the Registrant on March 23, 2026)
10.1#	NeOnc Technologies Holdings, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 filed with the Form S-8 filed by the Registrant on March 25, 2025)
10.2#	First Amendment to the NeOnc Technologies Holdings, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 filed with the Form S-8 filed by the Registrant on March 25, 2025)
10.3#	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.4#	Form of Option Exercise Agreement (incorporated by reference to Exhibit 10.4 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.5#	Form of Option Exercise Agreement (incorporated by reference to Exhibit 10.5 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.6#	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.6 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)

10.7#	Form of Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.7 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.8#	Form of Indemnity Agreement between NeOnc Technologies Holdings, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.8 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.9	Amended and Restated Exclusive License Agreement by and between University of Southern California, and NeOnc Technologies, Inc. (incorporated by reference to Exhibit 10.9 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.10	Letter Agreement, dated June 17, 2024, by and between University of Southern California, and NeOnc Technologies, Inc. (incorporated by reference to Exhibit 10.10 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.11	Engagement Agreement dated December 19, 2022, between NeOnc Technologies, Inc. and AFH Holdings and Advisory, LLC (incorporated by reference to Exhibit 10.11 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.12	First Amendment to the Engagement Agreement, dated July 12, 2024, between NeOnc Technologies, Inc. and AFH Holdings and Advisory, LLC (incorporated by reference to Exhibit 10.12 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.13	Form of Share Exchange Agreement dated April 7, 2023 between NeOnc Technologies, Inc. and NeOnc Technologies Holdings, Inc (incorporated by reference to Exhibit 10.13 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.14	Financial Advisory Agreement dated October 16, 2023, between NeOnc Technologies Holdings, Inc. and RBW Capital Partners LLC (incorporated by reference to Exhibit 10.14 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.15	Collaboration and License Agreement dated November 8, 2013, between Orient Europharma Co., LTD. and NeOnc Technologies, Inc. (incorporated by reference to Exhibit 10.15 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.16#	Employment Agreement dated January 4, 2024, between NeOnc Technologies Holdings, Inc. and Keithly Garnett (incorporated by reference to Exhibit 10.16 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.17#	Amendment to Employment Agreement dated, July 12, 2024, between NeOnc Technologies Holdings, Inc. and Keithly Garnett (incorporated by reference to Exhibit 10.17 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.18#	Employment Agreement dated January 4, 2024, between NeOnc Technologies Holdings, Inc. and Patrick Walters (incorporated by reference to Exhibit 10.18 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.19#	Amendment to Employment Agreement dated, July 12, 2024, between NeOnc Technologies Holdings, Inc. and Patrick Walters (incorporated by reference to Exhibit 10.19 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.20#	Employment Agreement dated January 4, 2024, between NeOnc Technologies Holdings, Inc. and Dr. Thomas C. Chen (incorporated by reference to Exhibit 10.20 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.21#	Amendment to Employment Agreement dated, July 12, 2024, between NeOnc Technologies Holdings, Inc. and Thomas C. Chen (incorporated by reference to Exhibit 10.21 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.22#	Amended and Restated Restricted Stock Award Agreement dated July 12, 2024, between NeOnc Technologies Holdings, Inc. and Thomas C. Chen (incorporated by reference to Exhibit 10.22 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)

10.23#	Amended and Restated Restricted Stock Award Agreement dated October 21, 2024, between NeOnc Technologies Holdings, Inc. and Thomas C. Chen (incorporated by reference to Exhibit 10.23 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.24#	Amended and Restated Restricted Stock Award Agreement dated July 12, 2024, between NeOnc Technologies Holdings, Inc. and Amir Heshmatpour (incorporated by reference to Exhibit 10.24 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.25#	Amended and Restated Restricted Stock Award Agreement dated October 21, 2024, between NeOnc Technologies Holdings, Inc. and Amir Heshmatpour (incorporated by reference to Exhibit 10.25 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.26#	Amended and Restated Restricted Stock Award Agreement dated July 12, 2024, between NeOnc Technologies Holdings, Inc. and Keithly Garnett (incorporated by reference to Exhibit 10.26 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.27#	Amended and Restated Restricted Stock Award Agreement dated July 12, 2024, between NeOnc Technologies Holdings, Inc. and Patrick Walters (incorporated by reference to Exhibit 10.27 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.28#	Second Amended and Restated Restricted Stock Award Agreement dated July 12, 2024, between NeOnc Technologies Holdings, Inc. and Dr. Victoria Medvec, Ph.D. (incorporated by reference to Exhibit 10.28 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.29#	Amended and Restated Restricted Stock Award Agreement dated July 12, 2024, between NeOnc Technologies Holdings, Inc. and Bader Almonawer (incorporated by reference to Exhibit 10.29 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.30	Lease Agreement between Westlake Wellbeing Properties, LLC and NeOnc Technologies Holdings, Inc., dated February 1, 2024 (incorporated by reference to Exhibit 10.30 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.31	Debt Conversion Agreement, dated June 6, 2024, by NeOnc Technologies Holdings, Inc. and Thomas C. Chen (incorporated by reference to Exhibit 10.31 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.32	Debt Conversion Agreement, dated June 6, 2024, by NeOnc Technologies Holdings, Inc. and Patrick Walters (incorporated by reference to Exhibit 10.32 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.33	Debt Conversion Agreement, dated June 18, 2024, by NeOnc Technologies Holdings, Inc. and USC Department of Neurosurgery (incorporated by reference to Exhibit 10.33 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.34	Debt Conversion Agreement, dated July 5, 2024, by NeOnc Technologies Holdings, Inc. and Anova Enterprises, Inc. (incorporated by reference to Exhibit 10.34 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.35	Loan Conversion Agreement, dated June 14, 2024, by NeOnc Technologies Holdings, Inc. and HCWG LLC (incorporated by reference to Exhibit 10.35 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.36	Form of Subscription Agreement, by NeOnc Technologies Holdings, Inc. and Subscriber (incorporated by reference to Exhibit 10.36 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.37	Equity Purchase Agreement, dated October 22, 2024, between NeOnc Technologies Holdings, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.37 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.38	Registration Rights Agreement, dated October 22, 2024, between NeOnc Technologies Holdings, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.38 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)

10.39	Line of Credit Agreement, dated October 11, 2024, between NeOnc Technologies Holdings, Inc. and HCWG LLC (incorporated by reference to Exhibit 10.39 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.40	Direct Listing Engagement Letter dated January 23, 2025, between NeOnc Technologies Holdings, Inc., RBW Capital Partners LLC, and Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.40 filed with the Registration Statement on Form S-1 filed by the Registrant on January 31, 2025)
10.41	Private Placement Engagement Letter dated January 29, 2025, between NeOnc Technologies Holdings, Inc., RBW Capital Partners LLC, and Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.41 filed with the Registration Statement on Form S-1 filed by the Registrant on January 31, 2025)
10.42#	Second Amendment to Employment Agreement dated December 31, 2024, between NeOnc Technologies Holdings, Inc. and Thomas C. Chen (incorporated by reference to Exhibit 10.42 filed with the Registration Statement on Form S-1 filed by the Registrant on January 31, 2025)
10.43#	Second Amendment to Employment Agreement dated December 31, 2024, between NeOnc Technologies Holdings, Inc. and Keithly Garnett (incorporated by reference to Exhibit 10.43 filed with the Registration Statement on Form S-1 filed by the Registrant on January 31, 2025)
10.44#	Second Amendment to Employment Agreement dated December 31, 2024, between NeOnc Technologies Holdings, Inc. and Patrick Walters (incorporated by reference to Exhibit 10.44 filed with the Registration Statement on Form S-1 filed by the Registrant on January 31, 2025)
10.45#	Amendment to Amended and Restated Restricted Stock Award Agreement dated December 31, 2024, between NeOnc Technologies Holdings, Inc. and Thomas C. Chen (incorporated by reference to Exhibit 10.45 filed with the Registration Statement on Form S-1 filed by the Registrant on January 31, 2025)
10.46#	Amendment to Amended and Restated Restricted Stock Award Agreement dated December 31, 2024, between NeOnc Technologies Holdings, Inc. and Amir Heshmatpour (incorporated by reference to Exhibit 10.46 filed with the Registration Statement on Form S-1 filed by the Registrant on January 31, 2025)
10.47	Form of Securities Purchase Agreement, by NeOnc Technologies Holdings, Inc. and Investor (incorporated by reference to Exhibit 10.47 filed with the Registration Statement on Form S-1 filed by the Registrant on February 26, 2025)
10.48#	Restricted Stock Award Agreement dated February 7, 2025, between NeOnc Technologies Holdings, Inc. and Dr. Ming-Fu Chiang (incorporated by reference to Exhibit 10.48 filed with the Registration Statement on Form S-1 filed by the Registrant on February 26, 2025)
10.49#	Restricted Stock Award Agreement dated February 7, 2025, between NeOnc Technologies Holdings, Inc. and Dr. Steven L. Giannotta (incorporated by reference to Exhibit 10.49 filed with the Registration Statement on Form S-1 filed by the Registrant on February 26, 2025)
10.50#	Restricted Stock Award Agreement dated February 7, 2025, between NeOnc Technologies Holdings, Inc. and Jim Delshad (incorporated by reference to Exhibit 10.50 filed with the Registration Statement on Form S-1 filed by the Registrant on February 26, 2025)
10.51#	Amendment to Amended and Restated Restricted Stock Award Agreement dated February 7, 2025, between NeOnc Technologies Holdings, Inc. and Amir Heshmatpour (incorporated by reference to Exhibit 10.51 filed with the Registration Statement on Form S-1 filed by the Registrant on February 26, 2025)
10.52#	Amendment to Amended and Restated Restricted Stock Award Agreement dated February 7, 2025, between NeOnc Technologies Holdings, Inc. and Dr. Thomas Chen (incorporated by reference to Exhibit 10.52 filed with the Registration Statement on Form S-1 filed by the Registrant on February 26, 2025)
10.53#	Amendment to Amended and Restated Restricted Stock Award Agreement dated February 7, 2025, between NeOnc Technologies Holdings, Inc. and Bader Almonawer (incorporated by reference to Exhibit 10.53 filed with the Registration Statement on Form S-1 filed by the Registrant on February 26, 2025)

10.54#	Amendment to Amended and Restated Restricted Stock Award Agreement dated February 7, 2025, between NeOnc Technologies Holdings, Inc. and Patrick Walters (incorporated by reference to Exhibit 10.54 filed with the Registration Statement on Form S-1 filed by the Registrant on February 26, 2025)
10.55#	Amendment to Amended and Restated Restricted Stock Award Agreement dated February 7, 2025, between NeOnc Technologies Holdings, Inc. and Keithly Garnett (incorporated by reference to Exhibit 10.55 filed with the Registration Statement on Form S-1 filed by the Registrant on February 26, 2025)
10.56#	Amendment to Second Amended and Restated Restricted Stock Award Agreement dated February 7, 2025, between NeOnc Technologies Holdings, Inc. and Victoria Medvec (incorporated by reference to Exhibit 10.56 filed with the Registration Statement on Form S-1 filed by the Registrant on February 26, 2025)
10.57	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on April 1, 2025)
10.58	Office Lease, dated April 7, 2025, by and between the Company and RREF II Calabasas Park Center LLC (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on April 11, 2025)
10.59#

Employment Agreement dated June 5, 2025, between NeOnc Technologies Holdings, Inc. and Josh Neman (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on June 6, 2025)

10.60#	Restricted Stock Award Agreement dated June 5, 2025, between NeOnc Technologies Holdings, Inc. and Josh Neman (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on June 6, 2025)
10.61	Form of Convertible Promissory Note Purchase Agreement (incorporated by reference to Exhibit 10.1 filed on Form 8-K filed by the Registrant on July 22, 2025)
10.62	Letter of Intent (incorporated by reference to Exhibit 10.1 filed on Form 8-K filed by the Registrant on July 30, 2025)
10.63	Subscription Agreement (incorporated by reference to Exhibit 10.1 filed on Form 8-K filed by the Registrant on August 1, 2025)
10.64	Share Exchange Agreement (incorporated by reference to Exhibit 10.1 filed on Form 8-K filed by the Registrant on August 22, 2025)
10.65	Investor Presentation (incorporated by reference to Exhibit 10.1 filed on Form 8-K filed by the Registrant on October 9, 2025)
10.66#	Third Amendment to Employment Agreement (incorporated by reference to Exhibit 10.1 filed on Form 8-K filed by the Registrant on November 6, 2025)
10.67#	Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 filed on Form 8-K filed by the Registrant on November 6, 2025)
10.68	Securities Purchase Agreement, dated December 1, 2025 (incorporated by reference to Exhibit 10.1 filed on Form 8-K filed by the Registrant on December 5, 2025)
10.69	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 filed on Form 8-K filed by the Registrant on January 29, 2026)
10.70	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 filed on Form 8-K filed by the Registrant on March 3, 2026)
10.71#	Employment Agreement dated March 12, 2026 between NeOnc Technologies Holdings, Inc. and David Choi (incorporated by reference to Exhibit 10.1 filed on Form 8-K filed by the Registrant on March 17, 2026)
10.72#	Restricted Stock Award Agreement dated March 12, 2026, between NeOnc Technologies Holdings, Inc. and David Choi (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on March 17, 2026)
10.73	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 filed on Form 8-K filed by the Registrant on March 23, 2026)
14.1*	Code of Ethics
19.1*	Insider Trading Policy

21.1	List of Subsidiaries of NeOnc Technologies Holdings, Inc. (incorporated by reference to Exhibit 21.1 filed with the Registration Statement on Form S-1 filed by the Registrant on December 15, 2025)
23.2*	Consent of Marcum LLP
23.3*	Consent of CBIZ CPAs
24.1	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
97.1*	Clawback Policy
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
#	Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Los Angeles, California, on March 31, 2026.

NEONC TECHNOLOGIES HOLDINGS, INC.

By:	/s/ Amir Heshmatpour
Name:	Amir Heshmatpour
Title:	Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Amir Heshmatpour as his or her attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ Amir Heshmatpour	Chief Executive Officer, President and Executive Chairman	March 31, 2026
Amir Heshmatpour	(Principal Executive Officer)

/s/ Keithly Garnett	Chief Financial Officer	March 31, 2026
Keithly Garnett	(Principal Financial Officer)

/s/ David Choi	Chief Accounting Officer	March 31, 2026
David Choi	(Principal Accounting Officer)

/s/ Dr. Thomas Chen	Chief Scientific Officer, Chief Medical Officer and Vice Chairman	March 31, 2026
Dr. Thomas Chen

/s/ Dr. Ming-Fu Chiang	Director	March 31, 2026
Dr. Ming-Fu Chiang

/s/ Victoria Medvec	Director	March 31, 2026
Victoria Medvec

/s/ Dr. Steven L. Giannotta	Director	March 31, 2026
Dr. Steven L. Giannotta

/s/ Bader Al Monawer	Director	March 31, 2026
Bader Al Monawer

/s/ Jim Delshad	Director	March 31, 2026
Jim Delshad