Form 10-K/A
period 2025-12-31
NEONC TECHNOLOGIES HOLDINGS, INC.
filed 2026-05-05
CIK 1979414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of the registrant’s common stock outstanding as of May 4, 2026 was 25,285,530.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

NeOnc Technologies Holdings, Inc. (“we,” “us,” “our,” the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2026, to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications by our principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications as exhibits.

Except as expressly noted in this Amendment No. 1, this Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing or modify or otherwise update any other disclosures contained in the Original Filing, including, without limitation, the financial statements. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

ii

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors, executive officers and director nominees are listed below as of the date of this prospectus. The executive officers are full-time employees.

Name	Position	Age
Directors and Executive Officers:
Amir Heshmatpour	Chief Executive Officer and President, Executive Chairman	59
Dr. Thomas C. Chen, M.D., P.h.D.	Chief Medical Officer and Chief Scientific Officer, Vice Chairman	62
Josh Neman	Chief Clinical Officer	48
Keithly Garnett	Chief Financial Officer	51
David Suh	Chief Accounting Officer	32
Dr. Victoria Medvec, Ph.D.	Director	61
Bader Almonawer	Director	34
Dr. Steven L. Giannotta	Director	78
Jim Delshad	Director	85
Dr. Ming-Fu Chiang	Director	71

Each of our directors holds office until the next annual meeting of our shareholders whereby the director is up for election or until his/her successor has been elected and qualified, or until his/her death, resignation, or removal. Our executive officers are appointed by our board of directors and hold office until their death, resignation, or removal from office.

Business Experience

The following is a brief overview of the education and business experience of each of our directors, executive officers and director nominees during at least the past five years, including their principal occupations or employment during the period, the name and principal business of the organization by which they were employed.

Directors and Executive Officers:

Amir Heshmatpour, has served as the Company’s Chief Executive Officer since October 2025, the Company’s President since April 2025, and has served on the Company’s Board since January 2023. Mr. Heshmatpour founded AFH Holding and Advisory LLC (“AFH”) in July 2005. Since July 2005, Mr. Heshmatpour has been the Managing Director of AFH. Mr. Heshmatpour, through AFH, his family office, has been involved in multiple biotech transactions from private to public. From 2018 to 2022, through a special purpose vehicle, Shuttle Pharmaceuticals Holdings Inc. (“SPH”), Mr. Heshmatpour restructured the board of directors, management, and recapitalized an IPO of a Georgetown phase II oncology asset. The SPV was created in 2018 and eventually was successfully listed on NASDAQ in 2022. Since then, he has been involved in NeOnc Technologies Inc., where he has provided strategic advisory services. Mr. Heshmatpour has a certification from the UCLA Anderson School of Business in corporate governance. He is also involved in the UCLA Anderson School of Business Management, Price Center, as a member of the Board of Advisors. In February 2024, Mr. Heshmatpour joined the Board of Directors of Make-A-Wish CVS in Los Angeles.

Dr. Thomas C. Chen, M.D., Ph.D. has served as NeOnc Technologies Holdings, Inc.’s Chief Medical Officer and Chief Scientific Officer since October 2025 and served as the Company’s Chief Executive Officer from April 2023 to October 2025. Since July 1997, Dr. Chen has worked as a Neurosurgeon at Keck Medicine of USC and a Professor Neurological Surgery at the University of Southern California Keck School of Medicine (“USC”). He has been the Director of Surgical Neuro-Oncology and Professor of Neurosurgery & Pathology. Dr. Chen’s work is widely published, including 148+ peer-reviewed clinical studies. He maintains a clinical practice in both surgical neuro-oncology and spine surgery, as well as heads a research laboratory focused on glioma biology. He graduated summa cum laude from the University of Illinois at Urbana-Champaign with Bronze Tablet honors and Phi Beta Kappa. He graduated from University of California San Francisco with M.D. degree, and was in the top 10% of his class, awarded Alpha Omega Alpha. He earned his Ph.D. in pathobiology from University of Southern California where he wrote his thesis on the role of immunotherapy in malignant brain tumors. We believe that Dr. Chen’s extensive knowledge of NeOnc’s business and his extensive corporate and leadership experience as the founder of NeOnc and its Chief Executive Officer qualifies him to serve on our Board of Directors.

Josh Neman, Ph.D. has served as NeOnc Technologies Holdings, Inc’s Chief Scientific Officer since June 2024. Since July 2014 Dr. Neman has served as an Associate Professor of Neurological Surgery, Neuroscience, and Physiology at the Keck School of Medicine of the University of Southern California (“Keck”). In addition to his academic role, he has held several key leadership positions at Keck, including Program Chair of the Cancer Biology and Genomics PhD Program since July 2019 and Scientific Director at the USC Brain Tumor Center since July 2021. In January 2021, Mr. Neman co-founded Synaptical Inc., a digital startup dedicated to providing cancer patients with guidance, education, and resources. He currently serves as its Chief Executive Officer. He also founded CNSMENDER Consulting LLC in January 2022, where he continues to serve as Chief Executive Officer. Dr. Neman earned both his Bachelor of Science and Ph.D. in Neurobiology from the University of California, Los Angeles.

Keithly Garnett has served as NeOnc Technologies Holdings, Inc.’s Chief Financial Officer since April 2023 and served as a director from January 2023 to March 2025. Mr. Garnett spent over 17 years with Ernst & Young LLP in their Transaction Advisory Services practice. During that time, he specialized in business valuation modelling and strategy. His services were provided in support of audit related work for financial reporting, tax planning and management planning. His client list included companies such as Amgen, Edwards Life Sciences, Medtronic, etc. In any given year, he led over 50 transaction analyses and/or review for publicly traded companies, in connection with their SEC financial reporting requirements. From March 2017 to January 2023, Mr. Garnett was a Director at Sycamore Valuation. Since January 2021, Mr. Garnett has worked as the Chief Financial Officer of AFH Holding & Advisory, a single member family office based in Malibu. From 2018 to 2022, he was involved with the Shuttle Pharmaceutical Holdings public offering, which was successfully listed on the Nasdaq in 2022. Mr. Garnett holds a Master’s in Business Administration with a concentration in Corporate Financial Management, and a Bachelor of Science degree in Business Management. He also completed the Columbia University Executive Education program with a certificate from the Chief Financial Officer program.

David Suh has served as NeOnc Technologies Holdings, Inc.’s Chief Accounting Officer since March 2026. Mr. Suh has more than a decade of experience in accounting, financial reporting, and internal controls for both public and private companies. From January 2021 to March 2026, Mr. Suh was a Director at Blythe Global Advisors, where he advised companies across multiple industries on technical accounting matters, SEC reporting, and Sarbanes-Oxley compliance. He led engagements involving financial reporting transformation, internal control design and implementation, and accounting for complex transactions including equity instruments, debt financing, and business combinations. Earlier in his career, Mr. Suh held positions at Grant Thornton (2018-2021) and Ernst & Young (2016-2018), where he provided assurance and advisory services to public and private companies. Mr. Suh is a Certified Public Accountant (CPA). He holds a Master of Professional Accountancy and a Bachelor of Arts in Business Economics with a minor in Accounting from the University of California, Irvine.

Dr. Victoria Medvec, Ph.D. has served on NeOnc Technologies Holdings, Inc.’s board of directors since March 2025. Since 1995, Dr. Victoria Medvec has been the Adeline Barry Davee Professor of Management and Organizations at the Kellogg School of Management at Northwestern University. In addition, Dr. Medvec is a co-founder and the Executive Director of the Center for Executive Women at the Kellogg School. Since 2002 Dr. Medvec has served as the CEO of Medvec and Associates, a consulting firm focused on high stakes negotiations and strategic decisions. Dr. Medvec received her Ph. D in psychology from Cornell University and Bachelor of Arts degree in Economics, Management, and Psychology from Bucknell University. Dr Medvec is a renowned expert in the areas of negotiations, executive decision making, influence, and corporate governance. Dr. Medvec’s research is published in top academic journals and she is the author of the best-selling book, Negotiate Without Fear. Dr. Medvec has served on both public and private company Boards across many industries, including banking, human resources and benefits administration. She also is a Ringleader in Ringleader Ventures, a unique venture fund matching start up technologies with corporate needs. We believe that Dr. Victoria Medvec’s extensive corporate and leadership experience qualifies her to serve on our Board of Directors.

Bader Almonawer has served on NeOnc Technologies Holdings, Inc.’s board of directors since March 2025. Mr. Almonawer is an experienced professional with more than a decade of experience in venture capital, investment banking, and business consulting and development. Since 2013, Mr. Almonawer has served as Managing Partner for Arabian Group, overseeing its venture capital investments. In 2017, he founded Oasis Capital, a VC fund, and invested in numerous startups at their early stages, many of which have since grown into multibillion-dollar corporations. Mr. Almonawer has a background in investment banking and consulting; he has amassed valuable experience at McKinsey & Company from 2016 to 2016, Citigroup’s M&A advisory from 2021 to 2023, Wafra Inc.’s Alternative Investments Division from 2021 to 2021, and the World Bank from 2016 to 2017. After receiving his Bachelor in Science in Industrial Engineering and Operations Research from Penn State University, Mr. Almonawer earned a Master of Arts in Economics and Financial Policy at Cornell University earning Pi Alpha Alpha honors. Mr. Almonawer received his Master of Business Administration from Massachusetts Institute of Technology where he received the Halaby Fellowship, a Merit-based Fellowship recognizing his outstanding academic excellence and professional achievements. We believe that Mr. Bader Almonawer’s experience qualifies him to serve on our Board of Directors.

Dr. Steven L. Giannotta has served on NeOnc Technologies Holdings, Inc.’s board of directors since March 2025. Dr Giannotta joined the USC Department of Neurosurgery in 1980 and has since become internationally recognized for his groundbreaking work in cerebrovascular disease, including pioneering “hyperdynamic therapy”; as a clinical approach to combat cerebral vasospasm. His research interests encompass cerebral blood flow, ischemia, and the impact of ethnic differences on cerebrovascular disorders. Dr. Giannotta’s clinical achievements include performing over 1,000 intracranial aneurysm surgeries and developing a comprehensive, multidisciplinary approach to complex cerebrovascular conditions. Dr. Giannotta earned his degree and completed his residency at the University of Michigan. He continues to serve as the Chair of Neurological Surgery at USC Keck, and as a Professor of Neurosurgery and a practicing neurosurgeon. We believe that Dr. Giannotta’s experience qualifies him to serve on our Board of Directors.

Jim Delshad has served on NeOnc Technologies Holdings, Inc.’s board of directors since March 2025. Honorable Jimmy Delshad, served two terms as Mayor of Beverly Hills, starting in 2007, pioneering “Smart City” initiatives that transformed the city into a model of technological advancement and security. He holds the honorary title of “Goodwill Ambassador of Beverly Hills” in recognition of his contributions to the city. Mr. Delshad served as President of Magbit Foundation 2002 to 2006 and Chairman from 2006 to 2010. Over the past two decades he has provided management consulting services, which includes strategic advisory services across private, public, and non-profit sectors. His expertise spans government affairs, real estate, and healthcare, with a strong emphasis on non-profit development and donor engagement. We believe that Mr. Delshad’s experience qualifies him to serve on our Board of Directors.

Dr. Ming-Fu Chiang has served on NeOnc Technologies Holdings, Inc.’s board of directors since March 2025. Dr. Chiang was a neurosurgeon and the former Vice-Director of the Department of Surgery and former Chairman of Neurosurgery at Mackay Memorial Hospital in Taipei, Taiwan from August 1991 to June 2020. Since July 2020, he is a practicing neurosurgeon at Chung-Shan Hospital and Taiwan Adventist Hospital in Taipei, Taiwan. Dr. Chiang has a Ph.D. in neuro-oncology from Free University of Berlin, Germany, and his EMBA (Executive Management Business & Administration) from National Taiwan University. Dr. Chiang has also previously served as the CEO of NeuCen Biomedical, Inc. and Orio Biotech Inc. We believe that Dr. Chiang’s experience qualifies him to serve on our Board of Directors.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers were involved in any legal proceedings described in Item 401(f) of Regulation S-K in the past ten years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than ten percent of our Common Stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us. Based solely on the reports received by us and on the representations of the reporting persons, we believe that our directors and executive officers complied with all applicable filing requirements during the fiscal year ended December 31, 2025, except: Keithly Garnett filed three late Form 4s; David Suh filed one late Form 4 and one late Form 3; Amir Heshmatpour filed two late Form 4s; Ishwar K. Puri filed one late Form 3; Jim Delshad filed one late Form 4; and Thomas Chen filed one late Form 4.

Further, based solely on the reports received by us and on the representations of the reporting persons, we believe each greater than ten percent holder complied with all applicable filing requirements during the fiscal year ended December 31, 2025.

Audit Committee

Our audit committee consists of Bader Almonawer, Dr. Victoria Medvec, Ph.D and Jim Delshad. Our Board of Directors has determined that each of Bader Almonawer, Dr. Victoria Medvec, Ph.D. and Jim Delshad satisfies the independence requirements under Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chair of our audit committee is Bader Almonawer, who our Board of Directors has determined is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, our Board of Directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector.

Code of Ethics

The Company has adopted a Code of Ethics that applies to directors, officers, and employees of the Company. The Code of Ethics is attached as Exhibit 14.1 to the Original Filing.

Insider Trading Policy

The Company has adopted an Insider Trading Policy that applies to directors, officers, and employees of the Company. The Insider Trading Policy is attached as Exhibit 19.1 to the Original Filing.

Item 11. Executive Compensation

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our principal executive officer and our principal financial officer during the year ended December 31, 2025 and 2024.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	Other Compensation ($)	Total ($)
Dr. Thomas C. Chen -		$212,000
Chief Medical Officer(1)	2024	$212,000	$0	$0	$0	$0	$0	$0	$212,000

Patrick Walters -	2025	n/a	n/a	n/a	n/a	n/a
Chief Operating Officer(2)	2024	$195,000	$0	$0	$0	$0	$0	$0	$195,000

Keithly Garnett -	2025	179,000
Chief Financial Officer	2024	$179,000	$0	$0	$0	$0	$0	$0	$179,000

Amir Heshmatpour -	2025	$0	$0	$0	$0	$0	$0	$0	$0
Chief Executive Officer

Josh Neman -	2025	$165,000	$0
Chief Clinical Officer(3)	2024	$0	$0	$0	$0	$0	$0	$0	$195,000

(1)	Dr. Chen served as our Chief Executive Officer until October 31, 2025 and is the Chief Medical Officer and Chief Scientific Officer of the Company.
(2)	Mr. Walters served as our Chief Financial Officer until April 7, 2023. Mr. Walters retired effective June 1, 2025.

In January 2024, 800,000 shares of restricted stock were granted to Dr. Thomas C. Chen, M.D., Ph.D. Two-thirds of such restricted stock will be time vested; one-third (1/3) vested seven months after March 25, 2025 and one-third will vest in equal monthly installments over a one (1) year period commencing on the eighth month from March 25, 2025. The remaining one-third will be performance-based, the vesting of which will be predicate on certain performance metrics being met as set forth in Dr. Chen’s individual grant agreement.

In January 2024, 300,000 shares of restricted stock were granted to Patrick Walters. Two-thirds of such restricted stock will be time vested; one-third (1/3) will vest seven months after March 25, 2025 and one-third will vest in equal monthly installments over a one (1) year period commencing on the eighth month from March 25, 2025. The remaining one-third will be performance-based, the vesting of which will be predicate on certain performance metrics being met as set forth in Mr. Walter’s individual grant agreement. Effective June 1, 2025, the 300,000 restricted stock were forfeited upon Patrick Walters’ retirement from his position as Chief Operating Officer of the Company.

In January 2024, 360,000 shares of restricted stock were granted to Keithly Garnett. Two-thirds of such restricted stock will be time vested; one-third (1/3) vested seven months after March 25, 2025 and one-third will vest in equal monthly installments over a one (1) year period commencing on the eighth month March 25, 2025. The remaining one-third will be performance-based, the vesting of which will be predicate on certain performance metrics being met as set forth in Mr. Garnett’s individual grant agreement.

In October 2024, 200,000 shares of restricted stock were granted to Dr. Thomas C. Chen, M.D., Ph.D, all of which vested seven months after March 25, 2025.

In June 2025, 200,000 shares of restricted stock were granted to Josh Neman. One-third of the restricted stock vested on January 5, 2026. One-third of the restricted stock will vest thereafter in twenty-nine (29) equal monthly installments. The remaining one-third will be performance-based, the vesting of which will be predicate on certain performance metrics being met as set forth in Mr. Neman’s individual grant agreement.

In January 2024, 1,000,000 shares of restricted stock were granted to Amir Heshmatpour. In October 2024, 200,000 shares of restricted stock were granted to Amir Heshmatpour. The forgoing restricted stock vested one hundred percent (100%) seven months following March 25, 2025. In November 2025, 1,200,000 shares of restricted stock were granted to Amir Heshmatpour. One-half of the shares of restricted stock vested on January 2, 2026. The remaining one-half of the shares of restricted stock will vest thereafter in twelve (12) equal monthly installments.

Employment Agreements

On January 4, 2024, the Company entered into an employment agreement, as amended (“Employment Agreement”) with Dr. Thomas C. Chen to serve as Chief Executive Officer and Chief Scientific Officer of the Company. The term of the Employment Agreement has commenced upon the effective date of the Company’s listing of its Common Stock on a national securities exchange on March 25, 2025 and will continue for a period of seven months. The term will automatically renew for successive one-year periods until either party delivers written notice of their intent not to renew at least fifteen days prior to the expiration of the then effective term. The Employment Agreement provided for a base salary of $212,000. In addition, Dr. Chen shall be eligible to participate in any bonus or incentive programs established by the Company. The Employment Agreement may be terminated by either the Company or Dr. Chen at any time and for any reason or for no reason at all, subject to the terms of the Employment Agreement. Upon termination with good cause of the Employment Agreement by Dr. Chen, Dr. Chen shall be entitled to receive (i) his base salary until the end of the three month severance period reduced by any cash remuneration paid to Dr. Chen during the severance period, and (ii) benefits. Dr. Chen’s employment may also be terminated by the Company at any time, with cause, death or disability (as defined in the Employment Agreement). Upon termination without cause of the Employment Agreement by the Company, Dr. Chen shall be entitled to receive (i) his base salary until the end of the severance period, and (ii) accrued compensation and benefits. Upon the termination of the Employment Agreement due to a permanent disability, Dr. Chen shall be entitled to receive payments equal to the base salary for the severance period. On October 31, 2025 the Company entered into a Third Amendment to the Employment Agreement with Dr. Chen, amending Dr. Chen’s existing employment agreement with the Company, dated as of January 4, 2024, as amended by that certain Amendment to Employment Agreement, dated as of July 12, 2024 and that certain Second Amendment to Employment Agreement, dated as of December 31, 2024 (as amended, the “Existing Employment Agreement”). Except as provided herein, all other terms of the Existing Employment Agreement remain the same. The Employment Agreement Amendment amends Dr. Chen’s title from Chief Executive Officer to Chief Medical Officer and Chief Scientific Officer.

On January 4, 2024, the Company entered into an employment agreement, as amended (“Employment Agreement”) with Patrick Walters to serve as Chief Operating Officer of the Company. The term of the Employment Agreement has commenced upon the effective date of the Company’s listing of its Common Stock on a national securities exchange on March 25, 2025 and will continue for a period of seven months. The term will automatically renew for successive one-year periods until either party delivers written notice of their intent not to renew at least fifteen days prior to the expiration of the then effective term. The Employment Agreement provided for a base salary of $195,000. In addition, Mr. Walters shall be eligible to participate in any bonus or incentive programs established by the Company. The Employment Agreement may be terminated by either the Company or Mr. Walters at any time and for any reason or for no reason at all, subject to the terms of the Employment Agreement. Upon termination with good cause of the Employment Agreement by Mr. Walters, Mr. Walters shall be entitled to receive (i) his base salary until the end of the three month severance period reduced by any cash remuneration paid to Mr. Walters during the severance period, and (ii) benefits. Mr. Walters’s employment may also be terminated by the Company at any time, with cause, death or disability (as defined in the Employment Agreement). Upon termination without cause of the Employment Agreement by the Company, Mr. Walters shall be entitled to receive (i) his base salary until the end of the severance period, and (ii) accrued compensation and benefits. Upon the termination of the Employment Agreement due to a permanent disability, Mr. Walters shall be entitled to receive payments equal to the base salary for the severance period. Upon Mr. Walters’ retirement effective June 1, 2025, the Employment Agreement was terminated.

On January 4, 2024, the Company entered into an employment agreement, as amended (“Employment Agreement”) with Keithly Garnett to serve as Chief Financial Officer of the Company. The term of the Employment Agreement has commenced upon the effective date of the Company’s listing of its Common Stock on a national securities exchange on March 25, 2025 and will continue for a period of seven months. The term will automatically renew for successive one-year periods until either party delivers written notice of their intent not to renew at least fifteen days prior to the expiration of the then effective term. The Employment Agreement provided for a base salary of $179,000. In addition, Mr. Garnett shall be eligible to participate in any bonus or incentive programs established by the Company. The Employment Agreement may be terminated by either the Company or Mr. Garnett at any time and for any reason or for no reason at all, subject to the terms of the Employment Agreement. Upon termination with good cause of the Employment Agreement by Mr. Garnett, Mr. Garnett shall be entitled to receive (i) his base salary until the end of the three month severance period reduced by any cash remuneration paid to Mr. Garnett during the severance period, and (ii) benefits. Mr. Garnett’s employment may also be terminated by the Company at any time, with cause, death or disability (as defined in the Employment Agreement). Upon termination without cause of the Employment Agreement by the Company, Mr. Garnett shall be entitled to receive (i) his base salary until the end of the severance period, and (ii) accrued compensation and benefits. Upon the termination of the Employment Agreement due to a permanent disability, Mr. Garnett shall be entitled to receive payments equal to the base salary for the severance period.

On June 5, 2025, the Company entered into an employment agreement (“Employment Agreement”) with Josh Neman to serve as Chief Clinical Officer of the Company. The term of the Employment Agreement will commence on June 5, 2025 and continue for a period of twelve months. The term will automatically renew for successive one-year periods until either party delivers written notice of their intent not to renew at least fifteen days prior to the expiration of the then effective term. The Employment Agreement provided for a base salary of $165,000. In addition, Mr. Neman shall be eligible to participate in any bonus or incentive programs established by the Company. The Employment Agreement may be terminated by either the Company or Mr. Neman at any time and for any reason or for no reason at all, subject to the terms of the Employment Agreement. Upon termination with good reason of the Employment Agreement by Mr. Neman, Mr. Neman shall be entitled to receive (i) his base salary until the end of the three month severance period reduced by any cash remuneration paid to Mr. Neman during the severance period, and (ii) benefits. Mr. Neman’s employment may also be terminated by the Company at any time, with cause, death or disability (as defined in the Employment Agreement). Upon termination without cause of the Employment Agreement by the Company, Mr. Neman shall be entitled to receive (i) his base salary until the end of the severance period, and (ii) accrued compensation and benefits. Upon the termination of the Employment Agreement due to a permanent disability, Mr. Neman shall be entitled to receive payments equal to the base salary for the severance period.

On October 31, 2025 the Company verbally agreed to the following terms of employment while a formal employment agreement is being negotiated. The Company will pay Mr. Heshmatpour $1 per year until his employment agreement is finalized. Mr. Heshmatpour is party to an indemnification agreement with the Company on the Company’s standard form of indemnification agreement entered into with each of its officers and directors. In connection with his appointment as Chief Executive Officer, Mr. Heshmatpour will be granted 1,200,000 shares of restricted stock pursuant to the Company’s 2023 Equity Incentive Plan. One-half of the shares of restricted stock vested on January 2, 2026. The remaining one-half of the shares of restricted stock will vest thereafter in twelve (12) equal monthly installments.

On March 12, 2026, the Company entered into an employment agreement (“Employment Agreement”) with David Suh to serve as Chief Accounting Officer of the Company. The term of the Employment Agreement will commence on March 12, 2026 and continue for a period of twelve months. The term will automatically renew for successive one-year periods until either party delivers written notice of their intent not to renew at least fifteen days prior to the expiration of the then effective term. The Employment Agreement provided for a base salary of $162,500. In addition, Mr. Suh will be entitled to participate in the Company’s 2023 Equity Incentive Plan, with 170,000 restricted shares to be granted as of Mr. Suh’s start date. 53,333 of the restricted shares vested on March 12, 2026. 58,333 of the restricted shares will vest at the one-year anniversary of employment with the Company. The remaining 58,334 restricted shares will be performance-based, the vesting of which will be predicated on certain performance metrics being met as set forth in Mr. Suh’s individual grant agreement. The Employment Agreement may be terminated by either the Company or Mr. Suh at any time and for any reason or for no reason at all, subject to the terms of the Employment Agreement. Upon termination with good reason of the Employment Agreement by Mr. Suh, Mr. Suh shall be entitled to receive (i) his base salary until the end of the three month severance period reduced by any cash remuneration paid to Mr. Suh during the severance period, and (ii) benefits. Mr. Suh’s employment may also be terminated by the Company at any time, with cause, death or disability (as defined in the Employment Agreement). Upon termination without cause of the Employment Agreement by the Company, Mr. Suh shall be entitled to receive (i) his base salary until the end of the severance period, and (ii) accrued compensation and benefits. Upon the termination of the Employment Agreement due to a permanent disability, Mr. Suh shall be entitled to receive payments equal to the base salary for the severance period.

Non-Employee Director Compensation

We did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2024.

In February 2024, 50,000 shares of restricted stock were granted to Dr. Victoria Medvec, Ph.D. The forgoing restricted stock vested one hundred percent (100%) seven months following March 25, 2025.

In February 2024, 50,000 shares of restricted stock were granted to Bader Almonawer. The forgoing restricted stock vested one hundred percent (100%) seven months following March 25, 2025.

In February 2025, 50,000 shares of restricted stock were granted to each of Dr. Steven L. Giannotta, Jim Delshad and Dr. Ming-Fu Chiang. The forgoing restricted stock vested one hundred percent (100%) seven months following March 25, 2025. In September 2025, an additional 10,000 restricted stock were granted to Dr. Ming-Fu Chiang in connection with his service on the Scientific Advisory Board. This restricted stock will vest over a 12-month period.

2023 Incentive Stock Plan

We have adopted a 2023 Incentive Stock Plan, as amended (the “2023 Plan”). An aggregate of 4,764,507 shares of our Common Stock is currently reserved for issuance and available for awards under the 2023 Plan, including incentive stock options granted under the 2023 Plan. The 2023 Plan administrator may grant awards to any employee, director, consultant, or other person providing services to us or our affiliates. A total of 4,345,000 restricted stock were granted to our executive officers, directors, advisory board members and employees further to the 2023 Plan as described below. The 2023 Plan is currently administered by the Board. The 2023 Plan administrator has the authority to determine, within the limits of the express provisions of the 2023 Plan, the individuals to whom awards will be granted, the nature, amount and terms of such awards and the objectives and conditions for earning such awards. The Board may at any time amend or terminate the 2023 Plan, provided that no such action may be taken that adversely affects any rights or obligations with respect to any awards previously made under the 2023 Plan without the consent of the recipient. No awards may be made under the 2023 Plan after the tenth anniversary of its effective date.

Awards under the 2023 Plan may include incentive stock options, nonqualified stock options, restricted shares of Common Stock and restricted stock units.

Stock Options. The 2023 Plan administrator may grant to a participant options to purchase our Common Stock that qualify as incentive stock options for purposes of Section 422 of the Internal Revenue Code (“incentive stock options”), options that do not qualify as incentive stock options (“non-qualified stock options”) or a combination thereof. The terms and conditions of stock option grants, including the quantity, price, vesting periods, and other conditions on exercise will be determined by the 2023 Plan administrator. The exercise price for stock options will be determined by the 2023 Plan administrator in its discretion, but non-qualified stock options and incentive stock options may not be less than 100% of the fair market value of one share of our company’s Common Stock on the date when the stock option is granted. Additionally, in the case of incentive stock Options granted to a holder of more than 10% of the total combined voting power of all classes of our stock on the date of grant, the exercise price may not be less than 110% of the fair market value of one share of Common Stock on the date the stock option is granted. Stock options must be exercised within a period fixed by the 2023 Plan administrator that may not exceed ten years from the date of grant, except that in the case of incentive stock options granted to a holder of more than 10% of the total combined voting power of all classes of our stock on the date of grant, the exercise period may not exceed five years. At the 2023 Plan administrator’s discretion, payment for shares of Common Stock on the exercise of stock options may be made in cash, shares of our Common Stock held by the participant or in any other form of consideration acceptable to the 2023 Plan administrator (including one or more forms of “cashless” or “net” exercise).

Restricted Shares and Restricted Units. The 2023 Plan administrator may award to a participant shares of Common Stock subject to specified restrictions. Restricted shares, or restricted stock units, are subject to forfeiture if the participant does not meet certain conditions such as continued employment over a specified forfeiture period and/or the attainment of specified performance targets over the forfeiture period.

In January 2024, 800,000 shares of restricted stock were granted to Dr. Thomas C. Chen, M.D., Ph.D. Two-thirds of such restricted stock will be time vested; one-third (1/3) will vested months after March 25, 2025 and one-third will vest in equal monthly installments over a one (1) year period commencing on the eighth month from March 25, 2025. The remaining one-third will be performance-based, the vesting of which will be predicate on certain performance metrics being met as set forth in Dr. Chen’s individual grant agreement.

In January 2024, 300,000 shares of restricted stock were granted to Patrick Walters. Two-thirds of such restricted stock will be time vested; one-third (1/3) will vest seven months after March 25, 2025 and one-third will vest in equal monthly installments over a one (1) year period commencing on the eighth month from March 25, 2025. The remaining one-third will be performance-based, the vesting of which will be predicate on certain performance metrics being met as set forth in Mr. Walter’s individual grant agreement. Effective June 1, 2025, the 300,000 restricted stock were forfeited upon Patrick Walters’ retirement from his position as Chief Operating Officer of the Company.

In January 2024, 360,000 shares of restricted stock were granted to Keithly Garnett. Two-thirds of such restricted stock will be time vested; one-third (1/3) vested seven months after March 25, 2025 and one-third will vest in equal monthly installments over a one (1) year period commencing on the eighth month from March 25, 2025. The remaining one-third will be performance-based, the vesting of which will be predicate on certain performance metrics being met as set forth in Mr. Garnett’s individual grant agreement.

In January 2024, 1,000,000 shares of restricted stock were granted to Amir Heshmatpour. The forgoing restricted stock vested one hundred percent (100%) seven months following March 25, 2025.

In February 2024, 50,000 shares of restricted stock were granted to Dr. Victoria Medvec, Ph.D. The forgoing restricted stock vested one hundred percent (100%) seven months following March 25, 2025.

In February 2024, 50,000 shares of restricted stock were granted to Bader Almonawer. The forgoing restricted stock vested hundred percent (100%) seven months following March 25, 2025.

In October 2024, 200,000 shares of restricted stock were granted to each of Dr. Thomas C. Chen, M.D., Ph.D and Amir Heshmatpour. The forgoing restricted stock vested hundred percent (100%) seven months following March 25, 2025.

In February 2025, 50,000 shares of restricted stock were granted to each of Dr. Steven L. Giannotta, Jim Delshad and Dr. Ming-Fu Chiang. The forgoing restricted stock vested one hundred percent (100%) seven months following March 25, 2025.

In June 2025, 200,000 shares of restricted stock were granted to Josh Neman. One-third of the restricted stock vested on January 5, 2026. One-third of the restricted stock will vest thereafter in twenty-nine (29) equal monthly installments. The remaining one-third will be performance-based, the vesting of which will be predicate on certain performance metrics being met as set forth in Mr. Neman’s individual grant agreement.

In November 2025, 1,200,000 shares of restricted stock were granted to Amir Heshmatpour. One-half of the shares of restricted stock vested on January 2, 2026. The remaining one-half of the shares of restricted stock will vest thereafter in twelve (12) equal monthly installments. 70,000 shares of restricted stock were granted to Grace Fisher, with half vesting immediately, and the remaining shares will vest two months later with ten (10) equal monthly installments. Dr. Henry Friedman as was also granted 15,000 additional shares of restricted stock, with half vesting immediately, and the remaining shares will vest two months later with ten (10) equal monthly installments. Dr. Henry Friendman was previously granted 10,000 shares of restricted stock in September 2025, with half vesting immediately, and the remaining shares vesting in equal installments over a ten (10) month period.

In March 2026, 170,000 shares of restricted stock were granted to David Suh. Two-thirds of such restricted stock will be time vested; one-third (1/3) vested on March 12, 2026 and one-third will vest at the one-year anniversary of employment with the Company. The remaining one-third will be performance-based, the vesting of which will be predicate on certain performance metrics being met as set forth in Mr. Suh’s individual grant agreement.

With respect to that potion of the aforementioned restricted stock that vest based upon performance criteria, the Board determined that it would be to the competitive advantage and interest of the Company and its stockholders to grant an award of restricted stock the vesting of which will be predicate on certain performance metrics being met as a whole, as an inducement to remain in the service of our Company and as an incentive for increased efforts during such service.

The number of restricted stock issued with performance criteria vesting metrics that are ultimately vested with respect to each grantee will depend upon the achievement of such performance metrics, taken as a whole, as set forth in each individual grant agreement. The actual number of such restricted stock vested with respect to each grantee will be determined at meetings of the Compensation Committee of the Board (the “Committee”) to be held semi-annually following the completion of the year ended December 31 at which time the Committee will certify whether it believes in its sole discretion that sufficient performance criteria have been satisfied to justify the vesting, in whole or in part, of such restricted stock. The Committee may certify in its sole discretion that all, none or a percentage of such performance based grants should be deemed vested and the grantee will acknowledge that certification shall be binding and non-appealable and that he/she shall have no legal right to contest such certification.

The Committee is permitted to waive any vesting conditions applicable to any stock award or grant of restricted stock.

Outstanding Equity Awards at Fiscal Year End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Amir Heshmatpour	n/a	-	-			1,200,000	$9,924,000	-	$-
Thomas Chen	n/a	-	-			222,220	$1,827,759	266,670	$2,205,361
Keithly Garnett	n/a	-	-			100,000	$827,000	120,000	$992,400
Josh Neman	n/a	-	-			132,671	$1,097,189	67,329	$556,811

Clawback Policy

Our board of directors has adopted an incentive compensation clawback policy that may be applied in the event of a material financial restatement that complies with the listing standards of NASDAQ. The clawback policy covers current and former executive officers and includes all incentive compensation. Specifically, in the event of an accounting restatement, the Company must recover, reasonably promptly, any excess incentive compensation received during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement. Compensation that may be recoverable under the policy includes cash or equity-based compensation for which the grant, payment or vesting is or was based wholly or in part on the attainment of a financial reporting measure. The amount to be recovered will be the excess of the incentive compensation paid based on the erroneous data over the incentive compensation that would have been paid had it been based on the restated results.

Policies and Practices for Granting Certain Equity Awards

We do not schedule equity award grants in anticipation of the release of material nonpublic information, nor do we time the release of material nonpublic information based on equity grant dates. The Company does not grant stock options, stock appreciation rights, or similar equity awards with option-like features in anticipation of the release of material nonpublic information and does not grant such types of awards as part of its equity compensation program. Furthermore, the Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Director Compensation

The following table sets forth all compensation paid to or earned by each non-employee director of the Company during fiscal year December 31, 2025.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)	Stock Awards ($)	Total ($)
Bader Almonawer	$0	$-	$443,000	$443,000
Dr. Alan Chiang	$0	$-	$443,000	$443,000
Victoria Medvec	$0	$-	$443,000	$443,000
Jimmy Delshad	$0	$-	$443,000	$443,000
Steven Giannotta	$0		$443,000	$443,000
Total				$2,215,000

(1)	The amounts listed in this column represent the retainer paid to each director for their service on the board and any committees on which they served during 2025.

Compensation Arrangements

Our non-employee director compensation is comprised of cash compensation. Further, we reimburse all of our non-employee directors for their reasonable expenses incurred in attending meetings of our Board and committees of the Board.

The Board believes that a significant portion of director compensation should align director interests with the long-term interests of stockholders. The Board makes changes in its director compensation practices only upon the recommendation of the Compensation Committee, and discussion and approval by the Board.

Our Board, following the Compensation Committee’s recommendation, has approved the compensation of our non-employee directors, as described below. The Compensation Committee believes that our non-employee director compensation remains aligned with director compensation practices at our peer companies while considering the ongoing cash constraints of the Company.

For 2025, our non-employee director annual compensation consisted of $0 in cash.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our voting securities as of the date of this prospectus by:

(i)	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our voting securities,

(ii)	each of our executive officers,

(iii)	each of our directors and

(iv)	all of our directors and executive officers as a group.

Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their Common Stock.:

As of May 4, 2026, there are 25,285,530 shares of Common Stock and no shares of preferred stock issued and outstanding. In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities and includes the Common Stock issuable pursuant to options and warrants that are exercisable or settled within 60 days of the date of this prospectus. Shares of Common Stock issuable pursuant to options and warrants are deemed outstanding for computing the percentage of the class beneficially owned by the person holding such securities but are not deemed outstanding for computing the percentage of the class beneficially owned by any other person.

Unless otherwise indicated, the business address of each of the individuals and entities named below is c/o NeOnc Technologies, Inc., c/o NeOnc Technologies Holding, Inc., 23975 Park Sorrento, Suite 205, Calabasas, CA 91302.

Name and address of Beneficial Owner	Common Stock Shares	%
5% Stockholders:
Cinctive Global Master Fund(1)	1,388,888	5.2%
Executive Officers, Directors and Director Nominees
Dr. Thomas C. Chen, M.D., Ph.D.(2)	4,746,332	17.9%
Josh Neman(3)	78,949	*
Keithly Garnett(4)	244,966	*
Amir Heshmatpour(5)	7,212,097	27.2%
David Suh(6)	53,533	*
Dr. Victoria Medvec, Ph.D.(7)	50,160	*
Bader Almonawer(8)	50,160	*
Dr. Steven L. Giannotta(9)	50,160	*
Jim Delshad(10)	55,260	*
Dr. Ming-Fu Chiang, M.D., Ph.D.(11)	1,789,553	6.75%
Directors, Director Nominees and Executive Officers as a Group (10 persons)	14,277,637	53.9%

*	Less than 1%.

(1)	The address of Cinctive Global Master Fund Ltd is 50 Hudson Yards, 67th Floor, New York NY 10001.

(2)	Represents shares of our Common Stock held of record by TR Chen Third Family Limited Partnership over which Dr. Chen and Dr. Chen’s spouse, Rosa Chen, exercise sole voting and investment control. The address of TR Chen Third Family Limited Partnership is c/o NeOnc Technologies Holding, Inc., 23975 Park Sorrento, Suite 205, Calabasas, CA 91302. In January 2024, 800,000 shares of restricted stock were granted to Dr. Thomas C. Chen, M.D., Ph.D. Two-thirds of such restricted stock will be time vested; one-third (1/3) vested on October 25, 2025 and one-third will vest in equal monthly installments over a one (1) year period commencing on November 1, 2025. The remaining one-third will be performance-based, the vesting of which will be predicate on certain performance metrics being met as set forth in Dr. Chen’s individual grant agreement. In October 2024, 200,000 shares of restricted stock were granted to Dr. Thomas C. Chen, M.D., Ph.D., all of which vested on October 25, 2025. Includes 261,603 shares through beneficial ownership of HCWG LLC. 888,148 Common Stock were held by Neucen Biomedical Co. LTD. Additionally, he purchased a total of 5,868 shares in May 2025, and an additional 10,000 shares in April 2026.
(3)	In June 2025, 200,000 shares of restricted stock were granted to Josh Neman. One-third of the restricted stock will vest on January 1, 2026. One-third of the restricted stock will vest thereafter in twenty-nine (29) equal monthly installments. The remaining one-third will be performance-based, the vesting of which will be predicated on certain performance metrics being met as set forth in Mr. Neman’s individual grant agreement. Additionally, he purchased a total of 1,000 shares in November 2025, and an additional 500 shares in April 2026.
(4)	In January 2024, 360,000 shares of restricted stock were granted to Keithly Garnett. Two-thirds of such restricted stock will be time vested; one-third (1/3) vested on October 25, 2025 and one-third will vest in equal monthly installments over a one (1) year period commencing on November 1, 2025. The remaining one-third will be performance-based, the vesting of which will be predicate on certain performance metrics being met as set forth in Mr. Garnett’s individual grant agreement. Includes 43,601 shares through beneficial ownership of HCWG LLC. Additionally, he purchased a total of 900 between May and November 2025, and an additional 300 shares in April 2026.
(5)

In January 2024, 1,000,000 shares of restricted stock were granted to Amir Heshmatpour. In October 2024, 200,000 shares of restricted stock were granted to Amir Heshmatpour. The foregoing restricted stock vested one hundred percent (100%) on October 25, 2025. Includes 257,109 shares through beneficial ownership of HCWG LLC.

Includes (i) 3,714,020 shares of our Common Stock held of record by AFH Holding and Advisory, LLC, of which Mr. Heshmatpour is the sole member and over which he has sole voting and investment control; (ii) 550,000 shares of our Common Stock held of record by KIG LLC of which Mr. Heshmatpour’s spouse, Kathy Heshmatpour, exercises sole voting and investment control; (iii) 275,000 shares held by Angelina Heshmatpour, the minor daughter of Mr. Heshmatpour, and (iv) 275,000 shares held by Amir Heshmatpour. The address of AFH Holding and Advisory, LLC is c/o NeOnc Technologies Holding, Inc., 23975 Park Sorrento, Suite 205, Calabasas, CA 91302. Additionally, he received 1,200,000 restricted shares on November 6th, of which 650,000 shares have vested, and purchased 80,000 shares in April and May 2026.

(6)	In March 2026, 170,000 shares of restricted stock were granted to David Suh. Two-thirds of such restricted stock will be time vested; one-third (1/3) vested on March 12, 2026 and one-third will vest at the one-year anniversary of employment with the Company. The remaining one-third will be performance-based, the vesting of which will be predicate on certain performance metrics being met as set forth in Mr. Suh’s individual grant agreement. Additionally, he purchased 200 shares in April 2026.
(7)	In February 2024, 50,000 shares of restricted stock were granted to Dr. Victoria Medvec, Ph.D. The foregoing restricted stock vested one hundred percent (100%) on October 25, 2025. Additionally, she received 160 shares as a transfer from Dr. Chen and Amir Heshmatpour (collectively).
(8)	In February 2024, 50,000 shares of restricted stock were granted to Bader Almonawer. The foregoing restricted stock vested one hundred percent (100%) on October 25, 2025. Additionally, he received 160 shares as a transfer from Dr. Chen and Amir Heshmatpour (collectively).
(9)	In February 2025, 50,000 shares of restricted stock were granted to Dr. Steven L. Giannotta. The foregoing restricted stock vested one hundred percent (100%) on October 25, 2025. Additionally, he received 160 shares as a transfer from Dr. Chen and Amir Heshmatpour (collectively).
(10)	In February 2025, 50,000 shares of restricted stock were granted to Jim Delshad. The foregoing restricted stock vested one hundred percent (100%) on October 25, 2025. Additionally, he received 160 shares as a transfer from Dr. Chen and Amir Heshmatpour (collectively). Subsequently, a total of 5,100 shares between March 2025 and May 2025.
(11)	Includes 340,216 shares of our Common Stock held of record by Dr. Ming-Fu Chiang. In February 2025, 50,000 shares of restricted stock were granted to Dr. Ming-Fu Chiang. The forgoing restricted stock vested one hundred percent (100%) on October 25, 2025. In September 2025, 10,000 shares of restricted stock were granted to Dr. Ming-Fu Chiang. Includes 383,684 shares through beneficial ownership of HCWG LLC. 488,196 shares of Common Stock were held by family members. 488,148 Common Stock were held by Neucen Biomedical Co. LTD. And 29,309 Common Stock were held by Orion Biotech.

Equity Incentive Plans

2023 Incentive Stock Plan

We have adopted a 2023 Incentive Stock Plan, as amended (the “2023 Plan”). An aggregate of 4,764,507 shares of our Common Stock is currently reserved for issuance and available for awards under the 2023 Plan, including incentive stock options granted under the 2023 Plan. The 2023 Plan administrator may grant awards to any employee, director, consultant, or other person providing services to us or our affiliates. A total of 4,345,000 restricted stock were granted to our executive officers, directors, advisory board members and employees further to the 2023 Plan as described below. As of December 31, 2025 and 2024, restricted stock representing 4,345,000 and 3,060,000 shares have been awarded and are outstanding under the 2023 Plan, respectively.

Equity Compensation Plan Information

The following chart reflects the number of securities granted under equity compensation plans approved and not approved by stockholders and the weighted average exercise price for such plans as of December 31, 2025.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	-	$-	-
Equity compensation plans not approved by security holders	-	-	$419,507
Total		$-	$419,507

(1)	The Company has one compensation plan, the 2023 Plan.
(2)	Represents the exercise price of outstanding stock options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than as disclosed below, and except for the compensation arrangements and regular salary and bonus payments made to our directors and officers in the ordinary course of business as described in “Executive Compensation,” there have been no transactions since January 1, 2022, or any currently proposed transaction or series of similar transactions to which our company was or is to be a party, in which the amount involved exceeds $120,000 and in which any current or former director or officer of our company, any 5% or greater shareholder of our company or any member of the immediate family of any such persons had or will have a direct or indirect material interest.

Letter of Intent - AFH Holdings and Advisory, LLC

On December 19, 2022, NeOnc Technologies, Inc. entered into an engagement agreement with AFH Holdings and Advisory, LLC (“AFH”). Amir Heshmatpour is the sole member and managing director of AFH and a member of NeOnc’s Board of Directors. AFH was engaged to assist NeOnc Technologies, Inc. in connection with its intent to effect a public listing. AFH was retained to assist NeOnc Technologies, Inc. with investor presentations and decks, coordinate the retention of an investment banker for an initial public offering, identify legal and accounting professionals to assist in connection with such public offering, identify investor relations/public relations firms, advise on private capital markets activities prior to the initial public offering and coordinate the closing process for the offering, and earned $500,000 during the year ended December 31, 2023. AFH agreed to advance costs of up to $500,000 for such professionals on our behalf to be to be paid off with proceeds of the short term loan provided to us by HCWG LLC. As of December 31, 2023, no amounts were outstanding further to such agreement. NeOnc Technologies, Inc. also agreed to effect a share exchange with NeOnc Technologies Holdings, Inc., a special purpose entity substantially beneficially owned by Amir Heshmatpour and his affiliates.

On April 7, 2023, NeOnc Technologies, Inc. entered into a Share Exchange Agreement (the “Share Exchange”) with NeOnc Technologies Holdings, Inc., whereby all of the shareholders of NeOnc Technologies, Inc. exchanged their stock in NeOnc Technologies, Inc. for a total of 10,500,000 shares of Common Stock in NeOnc Technologies Holdings, Inc. As a result, all shareholders of NeOnc Technologies, Inc. became shareholders of NeOnc Technologies Holdings, Inc. and NeOnc Technologies, Inc. became a wholly-owned subsidiary of NeOnc Technologies Holdings, Inc. At the consummation of this transaction, Amir Heshmatpour, AFH, and their affiliated entities, individuals, or assignees owned an aggregate of 34.4% of the fully diluted issued and outstanding common shares of NeOnc Technologies Holdings, Inc. For the year ended December 31, 2022, NeOnc Technologies Holdings, Inc. had no operations or assets other than cash paid by its shareholders for their shares ($450 in the aggregate) and liabilities of $50,000 pertaining to an amount owing to Mr. Heshmatpour for a professional retainer paid by him on behalf of our company.

In addition, NeOnc Technologies, Inc. agreed to retain AFH as an exclusive advisor on all financing and mergers and acquisitions for a period of two (2) years from the closing of a public offering.

On July 12, 2024, the Company amended the AFH advisory agreement section to allow for an upfront payment on the listing date of $2,500,000 and the remining amount of $8,828,565 to be paid in equal monthly installments for one year. AFH was paid a fee of $500,000 for the amendment. Mr. Heshmatpour was paid $2,500,000 following the direct listing.

Transactions with USC

On March 9, 2009, we entered into an exclusive license agreement with USC, pursuant to which USC granted a license to use certain patented technology related to the use of monoterpenes as a solvent, specifically perillyl alcohol. This technology is the basis of the current products under development by us. We agreed to issue USC 560,000 additional shares of our Common Stock and issued such shares in October 2023. Additionally, pursuant to the USC Agreement, we (1) paid USC an upfront royalty payment of $20,000, (2) granted USC 117,236 shares of Common Stock, (3) will pay USC an earned royalty of 2% of Net Sales (as that term is defined in the USC Agreement), and (4) has paid and will continue to pay annual maintenance royalties of: $5,000 due January 1, 2011, $5,000 due January 1, 2012, $10,000 due January 1, 2013, and $20,000 due January 1 thereafter. We have not paid any earned royalties date, since no products are being sold using such technology.

On November 19, 2023, the Company and USC entered into an Amended and Restated Exclusive License Agreement (the “Restated Agreement”). The Restated Agreement addressed and clarified certain reporting obligations of the Company under the license agreement with USC dated March 9, 2009, and addressed certain financial and other obligations, defaults, and deficiencies in connection with the Company’s performance.

In connection with the Restated Agreement, the Company recorded additional license fees in the amount of $230,000 to cure deficiencies in the existing license agreement related to unpaid sub-license fees within license expense in the accompanying consolidated statement of operations for the year ended December 31, 2023, and accrued within accounts payable - related parties in the accompanying consolidated balance sheet as of December 31, 2023.

We also utilize laboratory services from USC. We have incurred approximately $461,000 and $326,000 of research and development-related costs from USC for the years ended December 31, 2024 and 2023, respectively. We incurred approximately $20,000 and $41,000 of patent maintenance and legal-related expenses for the years ended December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, we owed USC approximately $272,328 and $277,000, respectively. From time to time prior to January 1, 2023, the Company has been unable to reimburse USC for such costs. Therefore, USC deducted certain amounts due to the Chairman for compensation for his services as faculty at USC to satisfy the amounts due from the Company to USC. In 2024, the Company reached an agreement to convert a portion of amount owed as of such date in the amount of $1,377,096 to 114,758 common shares at $12 per share (the share price of the most recent financing round) and is recorded as a portion of the Common Stock issued for settlement of vendor payable in the Consolidated Statements of Changes in Shareholders’ Deficit for December 31, 2024.

Accrued compensation

The Company has incurred $785,996 and $798,743 for the years ended December 31, 2024 and 2023, respectively for compensation to the management team, all of whom are shareholders. This compensation is recorded in the consolidated statement of operations as part of general and administrative expenses. The amount accrued for compensation for the management team was $693,163 and $1,091,243 as of December 31, 2024 and 2023, respectively, and $255,099 as of September 30, 2025. On June 14, 2024, the Company reached an agreement with the management team to convert $412,500 of the outstanding accrued compensation to 34,375 shares of Common Stock at $12 per share.

Short-term loans

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

Advances - Executive Chairman of the Board

In February 2025, Mr. Heshmatpour advanced the Company approximately $300,000. The advances carry a 50% (or 1 times amounts borrowed) original issue discount (“OID”) on the principal. In the event of default, interest is payable at on any unpaid balance at a rate of 10% per annum. Mr. Heshmatpour is to receive a total of $600,000 upon repayment of such advances, including OID, absent default. The Company shall pay the Executive Chairman the entire unpaid principal balance on the earlier of one year following the date of the effective date of the agreement or the date of the direct listing on the Nasdaq Global Market. The Company paid Mr. Heshmatpour the unpaid principal balance following the Company’s direct listing.

Stock-Based Compensation

As of December 31, 2022 there were 24,328 vested stock options outstanding under the 2013 Option Plan, which were cancelled in January 2023. These options had a weighted average exercise price of $0.36 per share. There were no grants during the year ended December 31, 2024 and 2023. As of December 31, 2024 and 2023, there were no stock options outstanding. There is no further activity expected under the 2013 Option Plan.

In January 2024, 800,000 shares of restricted stock were granted to Dr. Thomas C. Chen, M.D., Ph.D. Two-thirds of such restricted stock will be time vested; one-third (1/3) will vest seven months after March 25, 2025 and one-third will vest in equal monthly installments over a one (1) year period commencing on the eighth month from March 25, 2025. The remaining one-third will be performance-based, the vesting of which will be predicate on certain performance metrics being met as set forth in Dr. Chen’s individual grant agreement.

In January 2024, 300,000 shares of restricted stock were granted to Patrick Walters. Two-thirds of such restricted stock will be time vested; one-third (1/3) will vest seven months after March 25, 2025 and one-third will vest in equal monthly installments over a one (1) year period commencing on the eighth month from March 25, 2025. The remaining one-third will be performance-based, the vesting of which will be predicate on certain performance metrics being met as set forth in Mr. Walter’s individual grant agreement. Effective June 1, 2025, the 300,000 shares of restricted stock were forfeited upon Patrick Walters’ retirement from his position as Chief Operating Officer of the Company.

In January 2024, 360,000 shares of restricted stock were granted to Keithly Garnett. Two-thirds of such restricted stock will be time vested; one-third (1/3) will vest seven months after March 25, 2025 and one-third will vest in equal monthly installments over a one (1) year period commencing on the eighth month from March 25, 2025. The remaining one-third will be performance-based, the vesting of which will be predicate on certain performance metrics being met as set forth in Mr. Garnett’s individual grant agreement.

In January 2024, 1,000,000 shares of restricted stock were granted to Amir Heshmatpour. The forgoing restricted stock will vest one hundred percent (100%) seven months following March 25, 2025.

In February 2024, 50,000 shares of restricted stock were granted to Dr. Victoria Medvec, Ph.D. The forgoing restricted stock will vest one hundred percent (100%) seven months following March 25, 2025.

In February 2024, 50,000 shares of restricted stock were granted to Bader Almonawer. The forgoing restricted stock will vest one hundred percent (100%) seven months following March 25, 2025.

In October 2024, 200,000 shares of restricted stock were granted to each of Amir Heshmatpour and Dr. Thomas C. Chen, M.D., Ph.D. The forgoing restricted stock will vest one hundred percent (100%) seven months following March 25, 2025.

In February 2025, 50,000 shares of restricted stock were granted to each of Dr. Steven L. Giannotta, Jim Delshad and Dr. Ming-Fu Chiang. The forgoing restricted stock will vest one hundred percent (100%) seven months following March 25, 2025.

In June 2025, 200,000 shares of restricted stock were granted to Josh Neman. One-third of the restricted stock will vest on January 5, 2026. One-third of the restricted stock will vest thereafter in twenty-nine (29) equal monthly installments. The remaining one-third will be performance-based, the vesting of which will be predicate on certain performance metrics being met as set forth in Mr. Neman’s individual grant agreement.

In November 2025, 1,200,000 shares of restricted stock were granted to Amir Heshmatpour. One-half of the shares of restricted stock vested on January 2, 2026. The remaining one-half of the shares of restricted stock will vest thereafter in twelve (12) equal monthly installments. 70,000 shares of restricted stock were granted to Grace Fisher, with half vesting immediately, and the remaining shares will vest two months later with ten (10) equal monthly installments. Dr. Henry Friedman as was also granted 15,000 additional shares of restricted stock, with half vesting immediately, and the remaining shares will vest two months later with ten (10) equal monthly installments. Dr. Henry Friendman was previously granted 10,000 shares of restricted stock in September 2025, with half vesting immediately, and the remaining shares vesting in equal installments over a ten (10) month period.

In March 2026, 170,000 shares of restricted stock were granted to David Suh. Two-thirds of such restricted stock will be time vested; one-third (1/3) vested on March 12, 2026 and one-third will vest at the one-year anniversary of employment with the Company. The remaining one-third will be performance-based, the vesting of which will be predicate on certain performance metrics being met as set forth in Mr. Suh’s individual grant agreement.

Vesting of the restricted stock above was contingent on the completion of a listing on NASDAQ. Due to the listing condition, these restricted stock were not considered issued for accounting purposes as of December 31, 2024 and no fair value charge has been recognized in our consolidated statement of operations to these restricted stock as of December 31, 2024.

Collaboration and License Agreement between NeOnc and Orient EuroPharma Co., Ltd.

On November 8, 2013, we entered into a Collaboration and License Agreement with Orient EuroPharma Co., Ltd. (“OEP”), which is partially owned by Alan Chiang, a former director, pursuant to which NeOnc licensed OEP the right to commercialize NEO100. On February 20, 2024, OEP and the Company entered into a settlement agreement whereas the Company and OEP terminated the OEP Agreement in exchange for a payment in the amount of $4,000,000 payable by the Company to OEP within ten days of the close of our initial public offering.

License Agreement by and between NeOnc Technologies and Neucen Biomedical Co., Ltd

On December 5, 2015, we previously entered into a License Agreement with Neucen Biomedical Co. Ltd. (“Neucen”), which is owned in part by the spouse of Dr. Alan Chiang and Thomas Chen, pursuant to which NeOnc licensed to Neucen the right to commercialize NEO212. We terminated this License Agreement on May 30, 2023.

Brownstone Note

On February 17, 2022, the Company issued R & J Brownstone Trust dated September 17, 2001 (“Brownstone”) a Convertible Promissory Note (the “Brownstone Note”) in the amount of $50,000. On January 31, 2024, the Company assigned the Brownstone Note to HCWG LLC (a related party). On January 31, 2024, the Note was assigned to HCWG LLC (an entity owned by certain of our shareholders, directors, and officers) and the Note was amended to increase the principal balance to $62,500.

Line of Credit Agreement

On October 11, 2024, the Company entered into a Line of Credit Agreement with HCWG for borrowings of up to $10.0 million. Borrowings under the Line of Credit Agreement bear interest at 10.0% per annum with interest payments due on the first business day of each calendar month, with unpaid principal due by October 12, 2027. In connection therewith, the Company issued HCWG a five-year warrant to purchase up to 312,500 shares of its Common Stock at a per share exercise price of $12.00. The interest rate increases to 14% if the Line of Credit Agreement is extended. In April 2025, following the cashless exercise of the warrant, 162,500 shares of Company Common Stock were issued to HCWG.

Indemnification Agreements

We have also entered into indemnification agreements with our directors and certain of our executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Employment Agreements

We have entered into employment agreements with certain of our executive officers related to their hiring or separation. See the section titled “Executive Compensation - Employment Agreements.”

Policies and Procedures for Related Party Transactions

Related party transactions are referred to the Audit Committee for approval. In determining whether to approve a related party transaction, the Audit Committee will consider, among other factors, the fairness of the proposed transaction, the direct or indirect nature of the related party’s interest in the transaction, the appearance of an improper conflict of interests for any director or executive officer taking into account the size of the transaction and the financial position of the related party, the ongoing nature of the any proposed relationship with the related party and any other factors the Audit Committee deems relevant. The Audit Committee will review and approve all related party transactions and any contracts or other transactions with current or former directors and executive officers of the Company, including consulting arrangements, employment agreements, change-in-control agreements, termination arrangements, and loans to officers made or guaranteed by the Company. The Audit Committee generally will take the lead in reviewing related party transactions, and the Compensation Committee and the Nominating and Corporate Governance Committee generally will take the lead in reviewing related party contracts, such as consulting arrangements, termination agreements, and any other contracts or arrangements involving any compensatory or monetary terms. The Company will not enter into any such transaction unless the transaction is determined by the disinterested directors to be fair to the Company or is approved by the disinterested directors or by the stockholders. Any determination by the Company’s disinterested directors will be based on a review of the particular transaction, applicable laws and regulations, policies of the Company, and the listing standards of Nasdaq.

Director Independence

Under the listing requirements and rules of the Nasdaq Stock Market LLC (Nasdaq Listing Rules), a majority of our directors must be independent directors Bader Almonawer, Dr. Victoria Medvec, Ph.D., Dr. Steven L. Giannotta and Jim Delshad are considered independent based on the listing standards of Nasdaq. In order to promote open discussion among independent directors, our Board intends to adopt a policy of regularly conducting executive sessions of independent directors at scheduled meetings led by the lead independent director and at such other times requested by other independent directors. Executive sessions shall not include Dr. Thomas Chen, M.D., Ph.D., Mr. Amir Heshmatpour or Dr. Ming-Fu Chiang.

Item 14. Principal Accountant Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents fees for professional audit services and other services rendered to us by CBIZ CPAs P.C. and Marcum LLP as our auditor for our fiscal years ended December 31, 2025 and 2024, respectively.

	For the fiscal years ended December 31,
	2025	2024
Audit Fees(1)	$304,622	$322,905
Audit Related Fees(2)
Tax Fees(3)
All Other Fees(4)
Total Fees:	$304,622	$322,905

(1)	“Audit Fees” consist of aggregate fees for professional services provided by our auditor in connection with the annual audit of our consolidated financial statements, the review of our quarterly condensed consolidated financial statements, consultations on accounting matters directly related to the audit, and comfort letters, consents and assistance with and review of documents filed with the SEC.
(2)	“Audit-Related Fees” consist of fees and expenses billed for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”
(3)	“Tax Fees” consist of fees and expenses billed for professional services rendered by our auditor for tax compliance, tax advice and tax planning.
(4)	“All Other Fees” consist of aggregate fees billed for products and services provided by our auditor other than those fees disclosed above. For the years ended December 31, 2025 and 2024, the other fees consist of fees billed related to our information technology gap assessment.

Audit Committee Pre-Approval Policies and Procedures

Under the SEC’s rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent registered public accounting firm in order to ensure that they do not impair the auditors’ independence. The Commission’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent registered public accounting firm.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent registered public accounting firm to us or any of our subsidiaries. Accordingly, 100% of audit services and non-audit services described in this Item 14 were pre-approved by the Audit Committee.

There were no hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

Part IV

Item 15. Exhibits and Financial Statement Schedules

1)	Financial Statements: All financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, the required information is contained elsewhere in the Original Filing, or the schedules are inapplicable and have therefore been omitted.

2)	Exhibits.

The following exhibits are included in this Annual Report, as amended, on Form 10-K/A for the fiscal year ended December 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed on Form 8-K filed by the Registrant on March 27, 2025)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 filed on Form 8-K filed by the Registrant on March 27, 2025)
4.1†	Description of Securities
4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
4.3	Fourth Amended & Restated Promissory Note, dated December 4, 2023, by NeOnc Technologies Holdings, Inc. and Holders (incorporated by reference to Exhibit 4.2 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
4.4	Promissory Note, dated October 11, 2024, by NeOnc Technologies Holdings, Inc. and HCWG LLC (incorporated by reference to Exhibit 4.3 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
4.5	Common Stock Purchase Warrant, dated October 11, 2024, by NeOnc Technologies Holdings, Inc. and HCWG LLC (incorporated by reference to Exhibit 4.4 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
4.6	Promissory Note, dated February 25, 2025, by NeOnc Technologies Holdings, Inc. and Amir Heshmatpour (incorporated by reference to Exhibit 4.5 filed with the Registration Statement on Form S-1 filed by the Registrant on February 26, 2025)
4.7	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 filed on Form 8-K filed by the Registrant on July 22, 2025)
4.8	Form of Warrant (incorporated by reference to Exhibit 4.1 filed on Form 8-K filed by the Registrant on January 29, 2026)
4.9	Form of Warrant (incorporated by reference to Exhibit 4.1 filed on Form 8-K filed by the Registrant on March 3, 2026)
4.10	Form of Warrant (incorporated by reference to Exhibit 4.1 filed on Form 8-K filed by the Registrant on March 23, 2026)
10.1#	NeOnc Technologies Holdings, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 filed with the Form S-8 filed by the Registrant on March 25, 2025)
10.2#	First Amendment to the NeOnc Technologies Holdings, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 filed with the Form S-8 filed by the Registrant on March 25, 2025)
10.3#	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.4#	Form of Option Exercise Agreement (incorporated by reference to Exhibit 10.4 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.5#	Form of Option Exercise Agreement (incorporated by reference to Exhibit 10.5 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.6#	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.6 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.7#	Form of Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.7 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)

10.8#	Form of Indemnity Agreement between NeOnc Technologies Holdings, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.8 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.9	Amended and Restated Exclusive License Agreement by and between University of Southern California, and NeOnc Technologies, Inc. (incorporated by reference to Exhibit 10.9 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.10	Letter Agreement, dated June 17, 2024, by and between University of Southern California, and NeOnc Technologies, Inc. (incorporated by reference to Exhibit 10.10 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.11	Engagement Agreement dated December 19, 2022, between NeOnc Technologies, Inc. and AFH Holdings and Advisory, LLC (incorporated by reference to Exhibit 10.11 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.12	First Amendment to the Engagement Agreement, dated July 12, 2024, between NeOnc Technologies, Inc. and AFH Holdings and Advisory, LLC (incorporated by reference to Exhibit 10.12 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.13	Form of Share Exchange Agreement dated April 7, 2023 between NeOnc Technologies, Inc. and NeOnc Technologies Holdings, Inc (incorporated by reference to Exhibit 10.13 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.14	Financial Advisory Agreement dated October 16, 2023, between NeOnc Technologies Holdings, Inc. and RBW Capital Partners LLC (incorporated by reference to Exhibit 10.14 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.15	Collaboration and License Agreement dated November 8, 2013, between Orient Europharma Co., LTD. and NeOnc Technologies, Inc. (incorporated by reference to Exhibit 10.15 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.16#	Employment Agreement dated January 4, 2024, between NeOnc Technologies Holdings, Inc. and Keithly Garnett (incorporated by reference to Exhibit 10.16 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.17#	Amendment to Employment Agreement dated, July 12, 2024, between NeOnc Technologies Holdings, Inc. and Keithly Garnett (incorporated by reference to Exhibit 10.17 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.18#	Employment Agreement dated January 4, 2024, between NeOnc Technologies Holdings, Inc. and Patrick Walters (incorporated by reference to Exhibit 10.18 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.19#	Amendment to Employment Agreement dated, July 12, 2024, between NeOnc Technologies Holdings, Inc. and Patrick Walters (incorporated by reference to Exhibit 10.19 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.20#	Employment Agreement dated January 4, 2024, between NeOnc Technologies Holdings, Inc. and Dr. Thomas C. Chen (incorporated by reference to Exhibit 10.20 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.21#	Amendment to Employment Agreement dated, July 12, 2024, between NeOnc Technologies Holdings, Inc. and Thomas C. Chen (incorporated by reference to Exhibit 10.21 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.22#	Amended and Restated Restricted Stock Award Agreement dated July 12, 2024, between NeOnc Technologies Holdings, Inc. and Thomas C. Chen (incorporated by reference to Exhibit 10.22 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.23#	Amended and Restated Restricted Stock Award Agreement dated October 21, 2024, between NeOnc Technologies Holdings, Inc. and Thomas C. Chen (incorporated by reference to Exhibit 10.23 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.24#	Amended and Restated Restricted Stock Award Agreement dated July 12, 2024, between NeOnc Technologies Holdings, Inc. and Amir Heshmatpour (incorporated by reference to Exhibit 10.24 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.25#	Amended and Restated Restricted Stock Award Agreement dated October 21, 2024, between NeOnc Technologies Holdings, Inc. and Amir Heshmatpour (incorporated by reference to Exhibit 10.25 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)

10.26#	Amended and Restated Restricted Stock Award Agreement dated July 12, 2024, between NeOnc Technologies Holdings, Inc. and Keithly Garnett (incorporated by reference to Exhibit 10.26 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.27#	Amended and Restated Restricted Stock Award Agreement dated July 12, 2024, between NeOnc Technologies Holdings, Inc. and Patrick Walters (incorporated by reference to Exhibit 10.27 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.28#	Second Amended and Restated Restricted Stock Award Agreement dated July 12, 2024, between NeOnc Technologies Holdings, Inc. and Dr. Victoria Medvec, Ph.D. (incorporated by reference to Exhibit 10.28 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.29#	Amended and Restated Restricted Stock Award Agreement dated July 12, 2024, between NeOnc Technologies Holdings, Inc. and Bader Almonawer (incorporated by reference to Exhibit 10.29 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.30	Lease Agreement between Westlake Wellbeing Properties, LLC and NeOnc Technologies Holdings, Inc., dated February 1, 2024 (incorporated by reference to Exhibit 10.30 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.31	Debt Conversion Agreement, dated June 6, 2024, by NeOnc Technologies Holdings, Inc. and Thomas C. Chen (incorporated by reference to Exhibit 10.31 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.32	Debt Conversion Agreement, dated June 6, 2024, by NeOnc Technologies Holdings, Inc. and Patrick Walters (incorporated by reference to Exhibit 10.32 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.33	Debt Conversion Agreement, dated June 18, 2024, by NeOnc Technologies Holdings, Inc. and USC Department of Neurosurgery (incorporated by reference to Exhibit 10.33 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.34	Debt Conversion Agreement, dated July 5, 2024, by NeOnc Technologies Holdings, Inc. and Anova Enterprises, Inc. (incorporated by reference to Exhibit 10.34 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.35	Loan Conversion Agreement, dated June 14, 2024, by NeOnc Technologies Holdings, Inc. and HCWG LLC (incorporated by reference to Exhibit 10.35 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.36	Form of Subscription Agreement, by NeOnc Technologies Holdings, Inc. and Subscriber (incorporated by reference to Exhibit 10.36 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.37	Equity Purchase Agreement, dated October 22, 2024, between NeOnc Technologies Holdings, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.37 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.38	Registration Rights Agreement, dated October 22, 2024, between NeOnc Technologies Holdings, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.38 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.39	Line of Credit Agreement, dated October 11, 2024, between NeOnc Technologies Holdings, Inc. and HCWG LLC (incorporated by reference to Exhibit 10.39 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
10.40	Direct Listing Engagement Letter dated January 23, 2025, between NeOnc Technologies Holdings, Inc., RBW Capital Partners LLC, and Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.40 filed with the Registration Statement on Form S-1 filed by the Registrant on January 31, 2025)
10.41	Private Placement Engagement Letter dated January 29, 2025, between NeOnc Technologies Holdings, Inc., RBW Capital Partners LLC, and Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.41 filed with the Registration Statement on Form S-1 filed by the Registrant on January 31, 2025)
10.42#	Second Amendment to Employment Agreement dated December 31, 2024, between NeOnc Technologies Holdings, Inc. and Thomas C. Chen (incorporated by reference to Exhibit 10.42 filed with the Registration Statement on Form S-1 filed by the Registrant on January 31, 2025)
10.43#	Second Amendment to Employment Agreement dated December 31, 2024, between NeOnc Technologies Holdings, Inc. and Keithly Garnett (incorporated by reference to Exhibit 10.43 filed with the Registration Statement on Form S-1 filed by the Registrant on January 31, 2025)

10.44#	Second Amendment to Employment Agreement dated December 31, 2024, between NeOnc Technologies Holdings, Inc. and Patrick Walters (incorporated by reference to Exhibit 10.44 filed with the Registration Statement on Form S-1 filed by the Registrant on January 31, 2025)
10.45#	Amendment to Amended and Restated Restricted Stock Award Agreement dated December 31, 2024, between NeOnc Technologies Holdings, Inc. and Thomas C. Chen (incorporated by reference to Exhibit 10.45 filed with the Registration Statement on Form S-1 filed by the Registrant on January 31, 2025)
10.46#	Amendment to Amended and Restated Restricted Stock Award Agreement dated December 31, 2024, between NeOnc Technologies Holdings, Inc. and Amir Heshmatpour (incorporated by reference to Exhibit 10.46 filed with the Registration Statement on Form S-1 filed by the Registrant on January 31, 2025)
10.47	Form of Securities Purchase Agreement, by NeOnc Technologies Holdings, Inc. and Investor (incorporated by reference to Exhibit 10.47 filed with the Registration Statement on Form S-1 filed by the Registrant on February 26, 2025)
10.48#	Restricted Stock Award Agreement dated February 7, 2025, between NeOnc Technologies Holdings, Inc. and Dr. Ming-Fu Chiang (incorporated by reference to Exhibit 10.48 filed with the Registration Statement on Form S-1 filed by the Registrant on February 26, 2025)
10.49#	Restricted Stock Award Agreement dated February 7, 2025, between NeOnc Technologies Holdings, Inc. and Dr. Steven L. Giannotta (incorporated by reference to Exhibit 10.49 filed with the Registration Statement on Form S-1 filed by the Registrant on February 26, 2025)
10.50#	Restricted Stock Award Agreement dated February 7, 2025, between NeOnc Technologies Holdings, Inc. and Jim Delshad (incorporated by reference to Exhibit 10.50 filed with the Registration Statement on Form S-1 filed by the Registrant on February 26, 2025)
10.51#	Amendment to Amended and Restated Restricted Stock Award Agreement dated February 7, 2025, between NeOnc Technologies Holdings, Inc. and Amir Heshmatpour (incorporated by reference to Exhibit 10.51 filed with the Registration Statement on Form S-1 filed by the Registrant on February 26, 2025)
10.52#	Amendment to Amended and Restated Restricted Stock Award Agreement dated February 7, 2025, between NeOnc Technologies Holdings, Inc. and Dr. Thomas Chen (incorporated by reference to Exhibit 10.52 filed with the Registration Statement on Form S-1 filed by the Registrant on February 26, 2025)
10.53#	Amendment to Amended and Restated Restricted Stock Award Agreement dated February 7, 2025, between NeOnc Technologies Holdings, Inc. and Bader Almonawer (incorporated by reference to Exhibit 10.53 filed with the Registration Statement on Form S-1 filed by the Registrant on February 26, 2025)
10.54#	Amendment to Amended and Restated Restricted Stock Award Agreement dated February 7, 2025, between NeOnc Technologies Holdings, Inc. and Patrick Walters (incorporated by reference to Exhibit 10.54 filed with the Registration Statement on Form S-1 filed by the Registrant on February 26, 2025)
10.55#	Amendment to Amended and Restated Restricted Stock Award Agreement dated February 7, 2025, between NeOnc Technologies Holdings, Inc. and Keithly Garnett (incorporated by reference to Exhibit 10.55 filed with the Registration Statement on Form S-1 filed by the Registrant on February 26, 2025)
10.56#	Amendment to Second Amended and Restated Restricted Stock Award Agreement dated February 7, 2025, between NeOnc Technologies Holdings, Inc. and Victoria Medvec (incorporated by reference to Exhibit 10.56 filed with the Registration Statement on Form S-1 filed by the Registrant on February 26, 2025)
10.57	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on April 1, 2025)
10.58	Office Lease, dated April 7, 2025, by and between the Company and RREF II Calabasas Park Center LLC (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on April 11, 2025)
10.59#

Employment Agreement dated June 5, 2025, between NeOnc Technologies Holdings, Inc. and Josh Neman (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on June 6, 2025)

10.60#	Restricted Stock Award Agreement dated June 5, 2025, between NeOnc Technologies Holdings, Inc. and Josh Neman (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on June 6, 2025)
10.61	Form of Convertible Promissory Note Purchase Agreement (incorporated by reference to Exhibit 10.1 filed on Form 8-K filed by the Registrant on July 22, 2025)
10.62	Letter of Intent (incorporated by reference to Exhibit 10.1 filed on Form 8-K filed by the Registrant on July 30, 2025)
10.63	Subscription Agreement (incorporated by reference to Exhibit 10.1 filed on Form 8-K filed by the Registrant on August 1, 2025)

10.64	Share Exchange Agreement (incorporated by reference to Exhibit 10.1 filed on Form 8-K filed by the Registrant on August 22, 2025)
10.65	Investor Presentation (incorporated by reference to Exhibit 10.1 filed on Form 8-K filed by the Registrant on October 9, 2025)
10.66#	Third Amendment to Employment Agreement (incorporated by reference to Exhibit 10.1 filed on Form 8-K filed by the Registrant on November 6, 2025)
10.67#	Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 filed on Form 8-K filed by the Registrant on November 6, 2025)
10.68	Securities Purchase Agreement, dated December 1, 2025 (incorporated by reference to Exhibit 10.1 filed on Form 8-K filed by the Registrant on December 5, 2025)
10.69	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 filed on Form 8-K filed by the Registrant on January 29, 2026)
10.70	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 filed on Form 8-K filed by the Registrant on March 3, 2026)
10.71#	Employment Agreement dated March 12, 2026 between NeOnc Technologies Holdings, Inc. and David Choi (incorporated by reference to Exhibit 10.1 filed on Form 8-K filed by the Registrant on March 17, 2026)
10.72#	Restricted Stock Award Agreement dated March 12, 2026, between NeOnc Technologies Holdings, Inc. and David Choi (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on March 17, 2026)
10.73	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 filed on Form 8-K filed by the Registrant on March 23, 2026)
14.1†	Code of Ethics
19.1†	Insider Trading Policy
21.1	List of Subsidiaries of NeOnc Technologies Holdings, Inc. (incorporated by reference to Exhibit 21.1 filed with the Registration Statement on Form S-1 filed by the Registrant on December 15, 2025)
23.2†	Consent of Marcum LLP
23.3†	Consent of CBIZ CPAs
24.1†	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
97.1†	Clawback Policy
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith
†	Previously filed in Original Filing
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
#	Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Los Angeles, California, on May 4, 2026.

NEONC TECHNOLOGIES HOLDINGS, INC.

By:	/s/ Amir Heshmatpour
Name:	Amir Heshmatpour
Title:	Chief Executive Officer and President

As required under the Securities Act of 1934, this registration statement has been signed below by the following persons in the capacities and on the dates indicated:

	Signature	Title	Date

	/s/ Amir Heshmatpour	Chief Executive Officer, President and Executive Chairman	May 4, 2026
	Amir Heshmatpour	(Principal Executive Officer)

	/s/ *	Chief Financial Officer	May 4, 2026
	Keithly Garnett	(Principal Financial Officer)

	/s/ *	Chief Accounting Officer	May 4, 2026
	David Suh	(Principal Accounting Officer)

	/s/ *	Chief Scientific Officer, Chief Medical Officer and Vice Chairman	May 4, 2026
Dr. Thomas Chen

	/s/ *	Director	May 4, 2026
Dr. Ming-Fu Chiang

	/s/ *	Director	May 4, 2026
Victoria Medvec

	/s/ *	Director	May 4, 2026
Dr. Steven L. Giannotta

	/s/ *	Director	May 4, 2026
Bader Al Monawer

	/s/ *	Director	May 4, 2026
Jim Delshad

* By:	/s/ Amir Heshmatpour
Amir Heshmatpour
Attorney-in-Fact