Form 10-Q
period 2026-03-31
NEONC TECHNOLOGIES HOLDINGS, INC.
filed 2026-05-15
CIK 1979414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

There were 26,013,136 shares of common stock outstanding as of May 15, 2026.

Cautionary Note Regarding Forward-Looking Statements

In this report, the term “Company”, “we”, “us”, and “our” refers to NEONC TECHNOLOGIES HOLDINGS, INC. and its wholly-owned subsidiary.

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of the federal securities laws. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the operating results and financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, statements about:

●	estimates of our financial condition, including our ability to obtain the funding necessary to advance the development of NEO100, NEO212, and any other current or future product candidates;

●	the ability of our clinical trials to demonstrate the safety, tolerability, and efficacy of our product candidates;

●	the timing, progress, and results of preclinical studies and clinical trials of NEO100 and NEO212, including the timing of initiation and completion of studies and trials, and the timing of availability of trial data;

●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

●	our estimates of the size of our market opportunities;

●	our ability to effectively manage our growth;

●	our ability to successfully enter new markets, manage our growth expansion and comply with any applicable laws and regulations;

●	the effects of increased competition from our market competitors;

●	significant disruption in, or breach in security of, our information technology systems and resultant interruptions in service and any related impact on our reputation;

●	the attraction and retention of qualified employees and key personnel;

●	the effectiveness of our internal controls;

●	changes in laws and government regulation affecting our business;

●	the impact of adverse economic conditions;

●	the sufficiency of our cash and cash equivalents to meet our liquidity needs and service our indebtedness; and

●	outcomes of legal or administrative proceedings.

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

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NEONC TECHNOLOGIES HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$138,601	$58,729
Deferred offering costs	50,862	75,082
Debt issuance costs – current	671,804	671,804
Prepaid expenses and other current assets	1,173,901	583,096
Prepaid expenses – related parties	59,995	-
Total Current Assets	2,095,163	1,388,711
Non-Current Assets
Debt issuance costs – net of current portion	358,756	526,701
Right of use asset – operating lease	340,639	361,045
Intangible assets, net	488,426	500,000
Other assets	47,177	47,177
Total Assets	$3,330,161	$2,823,634

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$2,467,046	$2,857,597
Accounts payable – related parties	166,268	515,664
Accrued advisory fee – related party	-	1,757,141
Accrued expenses – related parties	366,306	480,422
Accrued restricted stock tax withholdings obligations	7,208,666	2,769,482
Accrued expenses and other current liabilities	1,702,877	745,118
Litigation settlement payable	4,304,110	4,892,059
Convertible promissory notes, net of discount	-	5,952,066
Lease liability, current	72,348	71,131
Total Current Liabilities	16,287,621	20,040,681

Long Term Liabilities
Lease liability, net of current portion	273,705	290,682
Total Liabilities	16,561,326	20,331,363

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares were issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 24,825,211 and 21,990,688 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2,483	2,198
Treasury stock, 696,970 shares and 302,766 shares of common stock at March 31, 2026 and December 31, 2025, respectively	(6,077,719)	(2,706,307)
Additional paid in capital	114,418,658	97,951,035
Accumulated deficit	(121,574,587)	(112,754,655)
Total Stockholders’ Deficit	(13,231,165)	(17,507,729)

Total Liabilities and Stockholders’ Deficit	$3,330,161	$2,823,634

See accompanying notes to the condensed consolidated financial statements.

NEONC TECHNOLOGIES HOLDINGS, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenues:
Revenue	$-	$39,990

Operating Expenses:
Research and development	1,286,336	998,222
Legal and professional	1,188,220	957,545
General and administrative	488,709	849,485
Stock based compensation	2,732,397	17,397,774
Advisory fees – related parties	1,360,000	11,737,806
Total Operating Expenses	7,055,662	31,940,832
Loss From Operations	(7,055,662)	(31,900,842)

Other Income (Expense):
Interest income	5,196	51,699
Grant income	47,123	-
Amortization of debt issuance	(192,165)	(167,951)
Interest expense	(982,624)	(308,922)
Other expense	(644,601)	-
Gain on change in fair value of derivative liability	2,801	-
Net Loss	$(8,819,932)	$(32,326,016)

Loss per share:
Net loss per share - basic and diluted	$(0.38)	$(1.78)
Weighted average number of common stock outstanding during the period - basic and diluted	23,293,453	18,135,317

See accompanying notes to the condensed consolidated financial statements.

NEONC TECHNOLOGIES HOLDINGS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

Three Months Ended March 31, 2025

	Common Stock		Additional Paid In		Accumulated	Total Stockholders’
	Shares	Amount	Capital		Deficit	Deficit
Balance as of December 31, 2024	18,090,526	$1,809	$45,101,675	-	$(50,608,445)	$(5,504,961)
Sale of common stock, net of offering costs	727,750	73	10,252,425		-	10,252,498
Common stock issued for advisory services	46,000	5	557,055		-	557,060
Cashless exercise of warrants	162,500	16	(16)		-	-
Stock based compensation	-	-	17,397,774		-	17,397,774
Net loss	-	-	-	-	(32,326,016)	(32,326,016)
Balance as of March 31, 2025	19,026,776	$1,903	$73,308,913	-	$(82,934,461)	$(9,623,645)

See accompanying notes to the condensed consolidated financial statements.

NEONC TECHNOLOGIES HOLDINGS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

Three Months Ended March 31, 2026

	Common Stock		Additional Paid In	Treasury	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2025	21,990,688	$2,198	$97,951,035	302,766	$(2,706,307)	$(112,754,655)	$(17,507,729)
Common stock issued for advisory services	5,000	1	(1)	-	-	-	-
Restricted share grants released from restrictions	937,347	94	(94)	-	-	-	-
Common stock issued for equity line of credit	76,648	8	663,719	-	-	-	663,727
Common stock issued for private placement	1,815,528	182	7,814,463	-	-	-	7,814,645
Warrants issued for private placement	-	-	5,257,138	-	-	-	5,257,138
Stock based compensation	-	-	2,732,398	-	-	-	2,732,398
Tax effect related to net share settlement of equity awards	-	-	-	394,204	(3,371,412)	-	(3,371,412)
Net loss	-	-	-	-	-	(8,819,932)	(8,819,932)
Balance as of March 31, 2026	24,825,211	$2,483	$114,418,658	696,970	$(6,077,719)	$(121,574,587)	$(13,231,165)

See accompanying notes to the condensed consolidated financial statements.

NEONC TECHNOLOGIES HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,819,932)	$(32,326,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of original issue discount on bridge loans - related party	-	300,000
Accretion of original issue discount on convertible promissory note	714,600	-
Amortization of intangible asset - patent	11,574	-
Amortization of right of use asset	20,406	-
Stock based compensation - restricted stock	2,732,397	17,397,774
Gain on change in fair value of derivative liability	(2,801)	-
Amortization of debt issuance costs	192,165	577,192
Changes in operating assets and liabilities:
Prepaid expenses	(650,800)	(765,738)
Accrued compensation	-	(290,108)
Lease liability	(15,760)	-
Accrued advisory fee	(1,757,141)	8,828,565
Accounts payable	(390,550)	-
Accounts payable and accrued expense – related parties	(463,513)	628,276
Accrued expense	1,437,582	-
Net cash used in operating activities	(6,991,773)	(5,650,055)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of costs	-	11,324,372
Proceeds from issuance of common stock and warrants – PIPE financing	13,071,783	-
Proceeds from related party loan	-	300,000
Repayment of related party loan	-	(600,000)
Repayment of OID loan	(6,666,667)	-
Proceeds from sale of common stock pursuant to equity purchase agreement	666,528	-
Net cash provided by financing activities	7,071,645	11,024,372

Net increase in cash and cash equivalents	79,872	5,374,317
Cash and cash equivalents - beginning of period	58,729	64,893
Cash and cash equivalents - end of period	$138,601	$5,439,210

Supplemental cash flow disclosures:
Interest paid on OID loan payment	$2,666,667	$-
Interest paid on litigation settlement payment	$112,921	$-
Supplemental disclosure of non-cash financing activities:
Original issue discount on bridge loan - related party	$-	$300,000
Financed insurance premiums	$333,591	$-
Share issued in connection with advisory services	$-	$557,060
Reclassification of deferred offering costs to APIC at the completion of the offering	$-	$1,391,580

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

On August 6, 2025, the Company incorporated NuroMENA Holdings Ltd. (“NuroMENA”), which is a wholly-owned subsidiary of NTHI established as part of the United Arab Emirates structure to oversee regional clinical operations, partnerships, and innovation in the Middle East and North Africa. NuroMENA was inactive through March 31, 2026.

On August 18, 2025, the Company executed a Share Exchange Agreement with Dr. Ishwar K. Puri and Beth R. Levinson, acquiring 100% of the membership interests of JandB, which became a wholly-owned subsidiary of the Company. The 120,000 shares of common stock to be issued under the Share Exchange Agreement were not issued as of March 31, 2026.

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

On October 11, 2024, the Company entered into an agreement with a broker dealer to serve as placement agent and provide broker services in connection with the proposed sale of common stock up to $10,000,000. Under this agreement, through December 31, 2024, the Company closed on commitments from investors to purchase 625,000 shares of common stock of the Company at $16.00 per share for total commitments of $10,000,000, which were to be held in escrow until the Company’s registration statement was declared effective. From January 1 to March 10, 2025, prior to the Company having an effective registration statement, the Company closed on an additional commitment to purchase 102,750 shares of common stock of the Company at $16.00 per share, for total commitments of $1,644,000, On March 10, 2025, the Company’s registration statement was declared effective at which time the $11,644,000 in escrow was released to the Company. On March 26, 2025, the Company was listed (“Listing”) on the Nasdaq Global Market.

Liquidity

The accompanying financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2026, the Company had cash totaling $138,601. For the three months ended March 31, 2026, the Company incurred a net loss of $8,819,932, and the Company had an accumulated deficit of $121,574,587 at March 31, 2026.

The Company has financed its working capital requirements to date primarily through the sale of common stock, stockholder loans and related party bridge loans. In January 2026, the Company entered into a series of related Securities Purchase Agreements providing for the issuance of up to an aggregate of 2,222,222 shares of common stock and warrants to purchase up to 2,222,222 shares of common stock for gross proceeds of approximately $16 million. As of March 31, 2026, the Company had completed closings under these agreements for an aggregate of 1,815,528 shares of common stock and warrants to purchase 1,815,528 shares of common stock, resulting in gross proceeds of approximately $13.1 million (see Note 7).

The Company does not have sufficient available capital to fund operations for a period of one year from the issuance date of these financial statements. Although the Company has established agreements with several potential funding sources (see Notes 8 and 10), the Company does not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern one year from the issuance date of this Form 10-Q. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments consisting only of normal recurring adjustments of the Company, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2026 and December 31, 2025, and the results of operations and cash flows for the three months ended March 31, 2026 and 2025. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

The unaudited condensed consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, the condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of interim periods and may not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”). The information as of March 31, 2026, and for the three months ended March 31, 2026 and 2025, is unaudited, whereas the condensed consolidated balance sheet as of December 31, 2025, is derived from the Company’s audited consolidated financial statements as of that date. These condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026.

The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year.

Principles of consolidation

The accompanying condensed consolidated financial statements and related notes to the consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

In preparing the Company’s condensed consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates reflected in these consolidated financial statements include, but are not limited to, the valuation of stock-based compensation awards, the valuation of warrants, the completeness and accuracy of clinical and pre-clinical trial accruals, and the operating lease right-of-use (“ROU”) assets and operating lease liability. Actual results could differ from those estimates.

Concentrations of Credit Risk and Off-Balance Sheet Risk

The Company, from time to time during the period covered by these condensed consolidated financial statements, may have cash balances deposited at major financial institutions exceeding the federally insured limit. The Company regularly monitors the financial condition of the institutions in which it has depository accounts and believes the risk of loss is minimal. The Company has not experienced any losses in such accounts.

Cash and cash equivalents

Cash and cash equivalents are comprised of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase. As of March 31, 2026 and December 31, 2025, the Company had money market funds of approximately $90,000 and $2,000, respectively.

Deferred offering costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A “Expenses of Offering”. If planned offerings are terminated, the related capitalized deferred offering costs are written off.

Offering costs consist principally of professional and registration fees incurred through December 31, 2024, that were related to the planned public offering of its securities. These costs had been capitalized and upon the completion of the securities offering were recorded as additional paid-in capital (see Note 8). At March 31, 2026, costs incurred in connection with the equity purchase agreement have been charged against additional paid-in capital (see Note 8).

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

Intangible Assets

Intangible assets acquired in an asset acquisition are initially recognized at their fair value on the acquisition date. Intangible assets that have not yet been placed in service are not amortized; rather, they are tested for impairment annually, and more frequently when events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Once placed in service, intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

During the three months ended March 31, 2026, the Company placed into service an intangible asset with a carrying value of approximately $500,000 that was acquired in October 2025. The Company has determined the estimated useful life of the intangible assets to be 18 years. Amortization expense for the three months ended March 31, 2026 was $11,574 and is included in general and administrative expense in the condensed consolidated statements of operations. No impairment was recognized during the three months ended March 31, 2026.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value and is charged to expense in the period of impairment. During the three months ended March 31, 2026 no impairments were recognized.

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

Revenue

The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

The Company has historically generated limited revenue from fees received in connection with compassionate use to its lead investigational drug candidate, NEO100. The Company recognizes such revenue at a point in time, upon delivery to the requesting party, as the Company has no further performance obligations following delivery.

The Company did not recognize any revenue during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company recognized point-in-time revenue of $39,990 for the right to try its technology in compassionate use cases for which the Company has no further performance obligations.

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

Accounting for Government Grants

Grant Income

The Company generates grant income through grants from government organizations. As there is no authoritative guidance under U.S. GAAP on accounting for grants to for-profit business entities from government entities, the Company accounts for government assistance by applying the principles of International Accounting Standards Topic 20, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). Under IAS 20, government grants are recognized when there is reasonable assurance that the grant will be received and that all conditions related to the grant will be met.

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

Stock-based compensation

The Company has granted stock options and common stock to employees, non-employee consultants and non-employee members of our Board of Directors. The Company measures the compensation cost associated with all stock-based payments based on the grant date fair values. Compensation costs associated with grants of common stock are measured at fair value at the date of grant, which has historically been the most recent price paid by investors to purchase shares of the Company’s common stock prior to such grant. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of each award, which generally equals the vesting period for awards that contain only service conditions. If the stock grant is contingent upon events that have not yet happened, then the grant is not considered issued. If an award holder leaves the company prior to vesting, and adjustment of the compensation expense will be made to reflect only those awards that vested.

The Company recognizes the stock-based compensation expense for the shares of restricted stock based upon the fair value of the common stock at the date of the grant. The expense is recognized over the service period provided in the restricted stock awards, however expense was not recognized prior to the listing date (“Listing Date”), as prior to such date it was not probable that condition to commence vesting would be met.

When the vesting contingency is met, the Company will commence to recognize expense related to the restricted stock. For time based vested restricted stock, the expense will be recognized on a straight-line basis from the grant date to the last vesting date. The expense recognized will include the expense from the date of the grant over the total vesting period and reflect the portion attributable to the service provided prior to the listing. For performance based restricted stock, the Company will determine the probability of the contingency being met each quarter end based upon an assessment of progress made under such performance criteria.

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

For the three months ended March 31, 2026, there were 1,404,043 unvested shares of restricted stock and 1,965,528 warrants outstanding, which were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. For the three months ended March 31, 2025, there were 3,110,000 shares of unvested restricted stock and 150,000 warrants outstanding, which were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

Income taxes

The Company recognizes federal, state, and foreign current tax liabilities or assets based on its estimate of taxes payable to or refundable by tax authorities in the current fiscal year. For the three months ended March 31, 2026 and 2025, there is no current tax provision due to losses generated. The Company also recognizes federal and state deferred tax liabilities or assets based on the Company’s estimate of future tax effects attributable to temporary differences and carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled.

Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. The Company evaluates deferred income taxes quarterly to determine if valuation allowances are required by considering available evidence. If the Company is unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to increase its valuation allowance against its deferred tax assets which could result in an increase in the Company’s effective tax rate and an adverse impact on operating results. The Company will continue to evaluate the necessity of the valuation allowance based on the remaining deferred tax assets. The difference between the statutory and effective rates for the three months ended March 31, 2026 and 2025 is a result of the Company applying a full valuation allowance against any deferred tax assets as a result of net operating losses due to uncertainties surrounding the usability of such net operating losses. The ability to utilize such net operating loss carry forwards may be limited due to possible changes in ownership as defined under Internal Revenue Code section 382.

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

Recently Adopted Accounting Pronouncements

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

There were no other accounting pronouncements adopted during the three months ended March 31, 2026 that had a material effect on the Company’s condensed consolidated financial statements.

Note 3 – Intangible asset – Patent

In October 2025, the Company paid $500,000 to McMaster University pursuant to a Patent Purchase Agreement, and the Patent was formally assigned effective October 8, 2025. The acquisition was evaluated and determined to be an asset acquisition rather than a business combination, as substantially all of the fair value of the gross assets acquired is concentrated in the single identifiable asset. No other assets, liabilities, employees, or facilities were acquired in connection with this agreement. The Patent is recorded at $500,000, representing the total cash consideration paid to McMaster University, and is included in intangible assets in the accompanying condensed consolidated balance sheets.

Effective January 1, 2026, the Company placed the Patent into service and began amortizing it on a straight-line basis over its estimated useful life of 18 years, based on the remaining patent term. Amortization expense related to the Patent is recorded in general and administrative expense in the condensed consolidated statements of operations.

The following table summarizes the carrying amount of the Patent as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Gross carrying value	$500,000	$500,000
Accumulated amortization	(11,574)	-
Net carrying amount	$488,426	$500,000

Amortization expense was $11,574 and $0 for the three months ended March 31, 2026 and 2025, respectively. Estimated future amortization expense related to the Patent is as follows:

Year ending December 31,
2026 (excluding the three months ended March 31, 2026)	$20,833
2027	27,778
2028	27,778
2029	27,778
2030	27,778
Thereafter	356,481
Total	$488,426

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

On March 26, 2025, and as a result of the listing of the Company on Nasdaq, the Company incurred $11,328,565 for the fee earned in accordance with the AFH advisory agreement which was recorded as advisory fee expense in the accompanying consolidated statements of operations. In accordance with the amendment, the Company paid $2,500,000 of such fee on March 26, 2025, and paid an additional $7,071,424 in the monthly installments from April through December 2025. The remaining outstanding accrued advisory fee of $1,757,141 was paid in full in January 2026. Accordingly, there was no accrued advisory fee – related party balance outstanding as of March 31, 2026.

During the three months ended March 31, 2026, the Company incurred and paid additional advisory fee expense of $1,360,000 to AFH for advisory services related to the Company’s capital financing arrangements pursuant to the Letter of Intent (“LOI”) dated December 19, 2022. There was no comparable advisory fee expense incurred during the three months ended March 31, 2025 other than the $11,328,565 Nasdaq listing fee described above.

Amounts advanced to our Chief Executive Officer and Executive Chairman in excess of reimbursable expenses totaled $59,995 as of March 31, 2026, which are included within prepaid expenses – related parties on the condensed consolidated balance sheets. As of December 31, 2025, reimbursable expenses payable to AFH totaled $351,302, which was included within accrued advisory fee – related party on the condensed consolidated balance sheets.

In addition, the Company agreed to retain AFH as an exclusive advisor to the Company on all financing and mergers and acquisitions for a period of two years from the closing of the private securities offering.

Transactions with the University of Southern California

Dr. Thomas Chen, the Company’s founder, Chief Medical Officer, and Chief Scientific Officer, is a tenured Professor of Neurosurgery and Pathology and the Director of Surgical Neuro-Oncology at the USC.

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

The Company utilizes laboratory and patent maintenance services from the University of Southern California (“USC”). For the three months ended March 31, 2026 and 2025, the Company incurred $38,409 and $103,224, respectively, of expenses related to such services, of which $0 and $82,224, respectively, are recorded within research and development expenses, and $38,409 and $21,000, respectively, are recorded within general and administrative expenses in the condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the Company had accrued laboratory and patent maintenance fees payable to USC of $361,535, which are included within accrued expenses – related parties in the condensed consolidated balance sheets.

In addition, the Company conducts certain clinical trial activities at USC. These services are provided pursuant to clinical trial agreements entered into in the ordinary course of business on substantially the same terms and conditions as the Company’s agreements with non-related party clinical trial sites. As of March 31, 2026 and December 31, 2025, the Company had outstanding amounts payable to USC for clinical trial services of $171,039 and $283,250, respectively, which are included within accounts payable – related parties and accrued expenses – related parties in the condensed consolidated balance sheets.

Accrued compensation

The amount accrued for the management team, including related payroll taxes, was $255,099 as of March 31, 2026 and December 31, 2025. There is no specified timetable for payment of such amounts.

Note 5 – Related Party Loans Payable

Due from Related Party

The Company paid legal fees on behalf of HCWG LLC, which resulted in a receivable due from HCWG LLC totaling $138,247 as of March 31, 2026 and December 31, 2025, which is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets.

Advances from Executive Chairman

In February 2025, the Executive Chairman and CEO advanced the Company approximately $300,000. The advances carried a 50% (or 1 times amounts borrowed) original issue discount (“OID”) on the principal. On March 10, 2025, the outstanding balance of $600,000 was repaid. Interest expense of $300,000 was recognized in the condensed consolidated statements of operations for the three months ended March 31, 2025.

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

During the year ended December 31, 2025, the Company exercised the first three available extensions, thereby increasing the OID to 35%. On January 21, 2026, the Company and the holders entered into a Convertible Promissory Note Extension agreement (the “Extension”), which further extended the maturity date of the Notes to January 28, 2026 in exchange for an additional 5% OID, thereby increasing the OID to 40% and the aggregate face value of the Notes to $6,666,667. In January 2026, the Company repaid the full outstanding balance of $6,666,667 upon maturity, and the Notes were terminated.

The following table summarizes the activity related to the Notes during the three months ended March 31, 2026:

As of March 31, 2026
Net carrying value as of December 31, 2025	$5,952,066
Accretion of original issuance discount	$714,601
Repayment of note	(6,666,667)
Net carrying value as of March 31, 2026	$-

For the three months ended March 31, 2026, the Company incurred total interest expense of $725,601 related to the Notes, which consists of $714,601 from the accretion of OID and $11,000 from the amortization of debt issuance costs.

Note 7 – Leases

The Company has an operating lease for its office facilities and has no financing leases. The Company previously leased office space under a 24-month operating lease that, as amended on November 27, 2024, expired on January 31, 2025.

In April 2025, the Company entered into a 63-month lease for office space, which calls for a monthly base rent of $6,778, increasing at approximately 3% per annum. The lease liability was computed using an interest rate of 3.72%, and as of March 31, 2026, the lease has a remaining 51 months. In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the lease term. The Company’s non-lease components (e.g., common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and, therefore, are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. Upon commencement of the lease, the Company recognized a right-of-use asset and corresponding operating lease liability of $412,129.

As of March 31, 2026 and December 31, 2025, the Company reported a right-of-use asset of $340,639 and $361,045, respectively, and a lease liability of $346,053 and $361,813, respectively. The Company recorded lease expense of $21,688 and $24,722 during the three months ended March 31, 2026 and 2025, respectively, within general and administrative expenses on the condensed consolidated statements of operations. There were no short-term or variable lease costs during the three months ended March 31, 2026 or 2025. Cash paid for amounts included in the measurement of lease liabilities amounted to $20,335 and $25,000 during the three months ended March 31, 2026 and 2025, respectively.

The following are the expected maturities of lease liabilities for operating leases as of March 31, 2026:

Years Ended December 31,
2026 (excluding the three months ended March 31, 2026)	$62,802
2027	85,663
2028	88,231
2029	90,928
Thereafter	38,857
Total	366,482
Less: interest	(20,429)
Present value of lease liability	346,053
Less: current portion	(72,348)
Noncurrent portion	$273,705

Note 8 – Common and Preferred Stock

NTHI is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2026, no preferred shares have been issued. The board of directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of shares of Preferred Stock in one or more series, and by filing a certificate pursuant to the applicable law of the State of Delaware, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereof. The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the Common Stock, without a vote of the holders of the Preferred Stock, or any series thereof, unless a vote of any such holders is required pursuant to the terms of any Preferred Stock Designation.

During the three months ended March 31, 2025, the Company sold 727,750 shares of common stock at a price of $16.00 per share for gross proceeds of $11,644,005 pursuant to a private placement of its securities, issued 46,000 shares as part of advisory services related to the listing and as part of the private placement fee for the equity line of credit, issued 162,500 shares for the cashless exercise of warrants, and released 3,110,000 shares for the vesting of shares of restricted stock.

As of March 31, 2026 and December 31, 2025, the Company had no instruments that required classification as a derivative liability. Accordingly, no derivative liability was recognized in the accompanying condensed consolidated balance sheets.

Private Placement – January 2026

In January 2026, the Company entered into a securities purchase agreement (the “January 2026 PIPE”) pursuant to which the Company agreed to sell, in one or more closings, up to an aggregate of 2,222,222 shares of its common stock at a price of $7.20 per share, for aggregate gross proceeds of up to $16,000,000. In connection with the January 2026 PIPE, the Company also agreed to issue warrants to purchase up to 2,222,222 shares of common stock at an exercise price of $9.00 per share, exercisable for a period of 5 years from the date of issuance.

As of March 31, 2026, the Company had completed closings under the January 2026 PIPE for an aggregate of 1,815,528 shares of common stock and warrants to purchase 1,815,528 shares of common stock, resulting in gross proceeds of approximately $13,071,783. The remaining $2,928,217 of the aggregate $16,000,000 commitment, representing approximately 406,694 shares of common stock and warrants to purchase 406,694 shares of common stock, remained subject to subsequent closings under the agreement as of March 31, 2026.

Warrants Issued in Connection with the January 2026 PIPE

In connection with the issuance of common stock under the January 2026 PIPE, each investor received warrants to purchase shares of common stock. The warrants have an initial exercise price of $9.00 per share and a contractual term of 5 years from the date of issuance. The warrants contain a down-round protective provision pursuant to which, if the Company subsequently issues equity-linked instruments at an effective price below the then-current exercise price of the warrants, the exercise price of the warrants will be adjusted downward to match the lower issuance price. The Company evaluated the warrants under ASC 815-40. In performing this evaluation, the Company applied the guidance under ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features, which excludes down-round features from the assessment of whether an instrument is considered indexed to the Company’s own stock. Based on this evaluation, the Company determined that the warrants meet the criteria for classification as equity. Accordingly, the warrants have been recorded within additional paid-in capital.

The aggregate proceeds of $13,071,783 received during the three months ended March 31, 2026 from closings under the January 2026 PIPE were allocated between the common stock and the warrants using the relative fair value method, resulting in $7,814,645 allocated to common stock and $5,257,138 allocated to warrants, each recorded within additional paid-in capital. The fair value of the common stock and warrants was measured separately at each individual issuance date during the period from January 29, 2026 through March 20, 2026, reflecting the market conditions and valuation inputs on each respective issuance date. The fair value of the warrants at each measurement date was determined using a Monte Carlo Simulation model that incorporates the down-round protective provision and management’s expectations regarding future financing events that could trigger the provision. At each measurement date, the aggregate modeled fair value of the common stock and warrants was reduced by an implied calibration discount, which equates the modeled fair value of the units to the cash proceeds received at that closing.

Key assumptions used in the Monte Carlo Simulation valuation of the warrants at each measurement date were as follows:

Measurement Date	Stock Price	Risk-Free Rate	Volatility	Expected Term	Warrants Issued	Fair Value per Warrant	Aggregate Warrant Fair Value
January 29, 2026	$8.75	3.70%	105.00%	3.5 years	1,458,360	$2.91	$4,242,144
January 30, 2026	9.27	3.65%	105.00%	3.5 years	16,889	2.91	49,145
February 25, 2026	10.07	3.52%	105.00%	3.5 years	90,279	2.88	260,022
February 26, 2026	10.09	3.52%	105.00%	3.5 years	69,444	2.88	200,016
March 5, 2026	9.43	3.62%	105.00%	3.5 years	41,667	3.03	126,341
March 20, 2026	7.31	3.93%	105.00%	3.5 years	138,889	2.73	379,472
Total					1,815,528		$5,257,138

Equity volatility was estimated based on the median observed daily equity volatility of a group of guideline public companies over a period commensurate with the adjusted term of the warrants, given the Company’s limited public trading history. The risk-free interest rate at each measurement date was based on the U.S. Treasury yield curve at that date, interpolated to match the adjusted term of the warrants.

As of March 31, 2026, no down-round adjustment to the exercise price of the warrants had been triggered, and the warrants remained outstanding with an exercise price of $9.00 per share.

Private Placement – October 2024

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

In connection with the agreement, the Company paid $300,000 in placement agent fees to the Broker for securing $2,500,000 in commitments for the private placement, which was recorded as a reduction to additional paid-in capital.

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

During the three months ended March 31, 2026, the Company sold 76,648 shares of common stock at prices ranging from $8.40 to $8.97 per share under the Equity Purchase Agreement, resulting in net proceeds of $663,727. Since the shares were purchased at a discount as a result of the five-day settlement period, the settlement feature is considered a derivative liability. Changes in the fair value of the derivative liability resulted in a gain on settlement of $2,801, which was recognized in the condensed consolidated statements of operations during the three months ended March 31, 2026. During the three months ended March 31, 2025, no transactions occurred under the Equity Purchase Agreement.

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

In January and February 2024, 2,460,000 and 200,000, respectively, shares of restricted stock were granted to the executive officers and members of the Board of Directors further to the 2023 Plan as described above. Of the total shares of restricted stock granted (tranche 1) 1,686,667 vest 100% seven months from the date that the Company lists on a national exchange, (tranche 2) 486,666 will vest in equal monthly instalments over a one (1) year period commencing on the eighth month from the effective date of the listing on a national exchange and (tranche 3) 486,666 are performance-based, the vesting of which will be predicated on certain financial and operational performance metrics being met after the effective date of the listing on a national exchange as set forth the grant agreements. Since tranche 3 is performance based, management has determined that it is not yet probable that all of the performance vesting conditions will be met and as such no expense has been recognized for tranche 3 as of March 31, 2026.

On October 23, 2024, 200,000 shares of restricted stock were granted to each of the CEO and the Executive Chairman, for a total of 400,000, and 100,000 granted to two members of the Board of Directors were canceled. These shares of restricted stock vest 100% seven months from the date the Company lists on a national exchange.

On March 26, 2025, 150,000 shares of restricted stock were granted to the three board members, in the amount of 50,000 each. These shares of restricted stock vest 100% seven months from the date the Company lists on a national exchange.

Prior to March 26, 2025, the Company determined that no expense should be recognized for the shares of restricted stock since the contingency related to the commencement of vesting (i.e., the listing) of the shares of restricted stock had not been met. On March 26, 2025, the listing occurred, satisfying the contingency required for vesting to begin and defining the service period.

On June 1, 2025, 300,000 shares of restricted stock were forfeited resulting in a reversal of $1,329,062 of shared based compensation during the year ended December 31, 2025.

On June 5, 2025, 200,000 shares of restricted stock were granted to the one board member. 66,667 shares of restricted stock vest 100% seven months from the date of issuance, 66,667 shares of restricted stock vest 100% thirty-six months from the date of issuance. The remaining 66,666 shares of restricted stock vest thirty-six months from the date certain performance metrics are achieved.

On September 24 and 25, 2025, 50,000 shares of restricted stock were granted to the five board members or advisors; of which 25,000 shares of restricted stock were vested immediately, remaining vest evenly over ten months after two-month delay.

On November 6, 2025, 1,200,000 shares of restricted stock were granted to the CEO, 15,000 to the Chair of the Scientific Advisory Board, and 70,000 to an employee of the Company. 600,000 of the shares of restricted stock issued to the CEO will vest January 2, 2026 and the remaining vest evenly over twelve months commencing January 2, 2026. Of the 85,000 shares of restricted stock issued to the advisors, 42,500 will vest immediately and the remaining vest evenly over ten months commencing January 2026.

On March 12, 2026, 170,000 shares of restricted stock were granted to the Chief Accounting Officer; of which 53,333 shares of restricted stock vested immediately upon grant, 58,333 shares of restricted stock vest on the first anniversary of the grant date, and 58,334 shares of restricted stock are performance-based. Since the performance-based tranche is subject to performance vesting conditions, management has determined that it is not yet probable that the performance vesting conditions will be met, and as such no expense has been recognized for this tranche as of March 31, 2026.

As of March 31, 2026, 249,507 shares of restricted stock remained available for future issuance under the 2023 Plan.

The Company determined the fair value of restricted stock granted during the three months ended March 31, 2026 and 2025 to be $1,599,700 and $1,815,500, respectively, based on the price of the most recent sale of common stock prior to each grant date for those shares of restricted stock granted prior to the listing date, or the quoted market value on the date of issuance for those shares of restricted stock granted after the listing date. For the three months ended March 31, 2026 and 2025, the Company recognized $2,732,398 and $17,397,774, respectively, of stock-based compensation expense, which is included in the condensed consolidated statements of operations. As of March 31, 2026, there was unamortized stock-based compensation of approximately $6,061,836, which the Company expects to recognize over approximately 2 years.

The activity related to restricted stock during the three months ended March 31, 2026 is summarized as follows:

Shares of Restricted Stock Issued	Restricted Stock Granted	Weighted Average Grant Date Fair Value
Shares of restricted stock at December 31, 2025	4,345,000
Granted	170,000	$9.41
Cancelled	-	$-
Forfeited	-	$-
Shares of restricted stock at March 31, 2026	4,515,000

Vesting Activity of Restricted Stock	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	2,171,390
Granted	170,000	$9.41
Forfeited	-	$-
Vested	(937,347)	$9.87
Unvested at March 31, 2026	1,404,043

During the three months ended March 31, 2026, the Company withheld 394,204 shares of common stock from recipients upon restricted stock vesting in order to cover their tax liabilities associated with such vesting events. The fair value of the shares withheld at the vesting date of $3,371,412 is reflected as a treasury stock transaction. As of March 31, 2026, the Company has not remitted the income taxes on behalf of the recipients, and therefore $6,077,719 is included in accrued restricted stock tax withholding obligations in the accompanying condensed consolidated balance sheets.

The Company is actively evaluating and implementing measures intended to remit the outstanding withholding tax obligations to the applicable taxing authorities as soon as practicable.

Note 10 – Commitments and Contingencies

Line of Credit Commitment – Related Party

On October 11, 2024, the Company entered into a Line of Credit Agreement (“the Agreement”) with HCWG for borrowings of up to $10.0 million. Borrowings under the Line of Credit Agreement bear interest at 10.0% per annum and increases to 14% if the Agreement is extended. Interest payments are due on the first business day of each calendar month and the unpaid principal is due on October 12, 2027. No amounts have been borrowed under the facility through March 31, 2026.

In connection with the agreement, the Company issued HCWG five-year warrants to purchase up to 312,500 shares of our common stock at an exercise price of $12.00 per share. These warrants expire on October 23, 2029. As of December 31, 2024, there were 312,500 warrants issued, outstanding and fully vested. In March 2025, 162,500 warrants were exercised in a cashless exercise, resulting in the issuance of 162,500 shares of common stock. At March 31, 2026, there are 150,000 shares of common stock remaining available to be purchased under the warrant.

The fair value of the warrants on the grant date was determined using the Black-Scholes valuation model, with the following key assumptions:

●	Fair value of common stock: $12.00

●	Expected volatility: 86%

●	Risk-free interest rate: 4.82%

●	Term: 2.5 years

The fair value of the warrants at inception was $2,015,413, which was recorded as additional paid-in capital on the consolidated statements of changes in stockholders’ deficit for the year ended December 31, 2024, and as debt issuance costs on the consolidated balance sheets. The debt issuance costs are being amortized over the term of the line of credit. Amortization of debt issuance costs amounted to $167,945 and $167,951 for the three months ended March 31, 2026 and 2025, respectively, and is included within interest expense in the condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, unamortized debt issuance costs totaled $1,030,560 and $1,198,511, respectively, which will continue to be amortized through October 2027.

Litigation

From time to time, the Company is involved in various disputes, claims, liens, and litigation matters arising out of the normal course of business which could result in a material adverse effect on the Company’s combined financial position, results of operations, or cash flows. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of March 31, 2026 and December 31, 2025, the Company had no liabilities recorded for loss contingencies, except as described below.

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

In 2023, the Company sent notice to OEP indicating their intent to terminate the Agreement with OEP, after which OEP threatened litigation. On February 15, 2024, OEP and the Company entered into a settlement agreement whereas the Company and OEP terminated the Agreement in exchange for a payment in the amount of $4,000,000 payable by the Company to OEP within ten days of the date the Company completes its initial public offering. The settlement agreement provides for interest accruing on the unpaid balance. The Company had a litigation settlement payable of $4,304,110 and $4,170,000 in the accompanying condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. As of the date of this filing, the Company has not paid the litigation settlement amount.

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

On March 31, 2024, the vendor agreed to extend the payment until May 15, 2024 for payment of an additional $25,000 payable on demand. On July 25, 2024, the arbitrator granted the implementation of interest at the statutory rate on the unpaid balance commencing May 15, 2024 until paid. Interest expense of $10,862 and $7,500 was recognized in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively, related to this matter.

In February 2026, the Company paid the IPLSA settlement in full, including accrued interest, for a total payment of $737,921. As of March 31, 2026, no litigation settlement payable related to this matter remained outstanding. As of December 31, 2025, the Company had a litigation settlement payable of $722,059 included within litigation settlement payable in the accompanying condensed consolidated balance sheets.

Note 11 – Grants

In August 2025, the Company was awarded a grant totaling $400,000 in gross proceeds from the National Institutes of Health (NIH). The grant is structured pursuant to the NIH Small Business Technology Transfer (STTR) program, which requires collaboration with a research institution, whereby 40% of the grant funds, or $160,000, net of subcontractor costs, is allocated to the Company and 60% is allocated to the Company’s academic research collaborator at USC. The Company’s portion of the grant proceeds is recognized as allowable expenses are incurred and reimbursed by the NIH. For the three months ended March 31, 2026, the Company incurred $25,250 of allowable expenses under the NIH grant.

In September 2025, the Company was awarded a grant totaling approximately $1,007,000 in gross proceeds from the NIH. The grant is structured pursuant to the NIH STTR program, which requires collaboration with a research institution, whereby approximately 24% of the grant funds, or approximately $245,000, net of subcontractor costs, is allocated to the Company and the remainder is allocated to the Company’s academic research collaborator at USC. The Company’s portion of the grant proceeds is recognized as allowable expenses are incurred and reimbursed by the NIH. For the three months ended March 31, 2026, the Company incurred $21,873 of allowable expenses under the NIH grant.

For the three months ended March 31, 2026 and 2025, the Company recognized $47,123 and $0, respectively, of grant income, which is included within interest and other income in the condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the Company had a grant receivable of $118,371 and $71,247, respectively, included within prepaid expenses and other current assets in the condensed consolidated balance sheets.

Note 12 – Segment Reporting

The Company manages its business activities on a consolidated basis and operates as a single operating segment: Biotechnology. The accounting policies of the Biotechnology segment are the same as those described in Note 1 – Summary of Significant Accounting Policies.

Our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer, Amir Heshmatpour. The CODM uses net loss, as reported on our consolidated statement of operations, in evaluating the performance of the biotechnology segment and determining how to allocate resources of the Company as a whole, including investing in our research and development programs and acquisition/licensing strategy. The CODM does not review assets in evaluating the results of the biotechnology segment, and therefore, such information is not presented. The following supplemental information, which is regularly provided to the CODM, breaks down the research and development costs for the three months ended March 31, 2026 and 2025, respectively.

	For the Three Months Ended March 31,
	2026	2025
Revenue	$-	$39,990

Less: Significant and other segment expenses:
NEO100	882,654	579,462
NEO100-02	105,094	108,461
NEO212	268,577	176,555
Pediatric	19,736	48,832
Laboratory	10,275	84,912
Total research and development expense	1,286,336	998,222

Advisory fees – related parties	1,360,000	11,737,806
Legal and professional	1,188,220	957,545
Employee compensation expenses	189,228	161,494
Amortization of debt issuance	192,165	167,951
Investor relations	47,512	544,307
Stock based compensation	2,732,398	17,397,774
Other general and administrative expense	251,968	143,684
Interest expense	982,624	308,922
Gain on change in fair value of derivative liability	(2,801)	-
Other expense	644,601	-
Interest and other income	(52,319)	(51,699)
Net loss	$(8,819,932)	$(32,326,016)

Note 13 – Subsequent Events

On April 9, 2026, the Company’s Registration Statement on Form S-3 was declared effective by the Securities and Exchange Commission. The Registration Statement covers the potential offer and sale of up to $300,000,000 of the Company’s securities, which may include common stock, preferred stock, warrants, and units, from time to time on a delayed or continuous basis.

On April 10, 2026, the Company entered into an Equity Distribution Agreement with BTIG, LLC and A.G.P./Alliance Global Partners (together, the “Agents”), pursuant to which the Company may offer and sell, from time to time through the Agents, shares of its common stock having an aggregate offering price of up to $75,000,000. Sales under the ATM Offering, if any, will be made at prevailing market prices on the Nasdaq Stock Market. The Company will pay each Agent a cash commission equal to 3.0% of the gross proceeds from sales made through such Agent. Shares offered and sold under the ATM Offering will be issued pursuant to the Company’s Registration Statement on Form S-3, which was declared effective on April 9, 2026, and the related prospectus supplement filed on April 10, 2026. As of the date these financial statements were issued, no shares of common stock have been sold under the ATM Offering. The Company intends to use any net proceeds from the ATM Offering for working capital and general corporate purposes.

On April 20, 2026, the Company entered into a fourth Securities Purchase Agreement to issue and sell up to the remaining 406,694 Shares at the same per Share purchase price of $7.20 and Warrants to purchase up to 406,694 shares of Common Stock at the same per share exercise price of $9.00. The initial closing further to this fourth Securities Purchase Agreement took place on April 20, 2026, and consisted of the issuance of an aggregate of 277,777 Shares and Warrants to purchase 277,777 shares of Common Stock to one investor at a purchase price of approximately $2,000,000. This fourth Securities Purchase Agreement contains customary representations, warranties and agreements of the Company, customary conditions to closing and obligations of the parties, and the offering of Securities further to the fourth Securities Purchase Agreement terminates on April 30, 2026.

On April 30, 2026, the Board of Directors approved the acceleration of vesting for the Tranche 2 shares of restricted stock held by certain employees. As a result of the acceleration, the remaining unvested shares in an amount equal to 727,606 of restricted stock under the Tranche 2 awards became fully vested on April 30, 2026.

In connection with the acceleration, the Company will recognize stock-based compensation expense of approximately $4,300,000 associated with the accelerated awards in the period of modification. The Company will also incur employer payroll tax obligations and facilitate statutory tax withholding on the vested shares through net share settlement, consistent with the Company's existing restricted stock administration practices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes thereto and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”) filed with the Securities and Exchange Commission on March 31, 2026. In addition to historical financial information, this discussion and analysis contains forward-looking statements that involve risks, assumptions, and uncertainties, including statements of our plans, objectives, expectations, intentions, forecasts, and projections. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under Part I, Item 1A “Risk Factors” of the Form 10-K, which you should read carefully to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in the “Part I - Financial Information,” including the related notes to the condensed consolidated financial statements contained therein.

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

Asset Acquisition

In October 2025, the Company paid $500,000 to McMaster University pursuant to a Patent Purchase Agreement, and U.S. Patent No. 11,788,057 B2 (the “Patent”) was formally assigned effective October 8, 2025. The Patent covers proprietary technologies combining 3D bioprinting, artificial intelligence, and quantum modeling that are designed to enable the creation of patient-derived three-dimensional brain tumor models for high-throughput preclinical drug screening.

Liquidity

Since our inception, we have incurred significant operating losses. Our net loss was $8,819,932 and $32,326,016 for the three months ended March 31, 2026 and 2025, respectively. We had an accumulated deficit of $121,574,587 as of March 31, 2026, compared to $112,754,655 as of December 31, 2025. We expect to continue to incur operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

We have concluded that there is substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Stock Based Compensation

Stock based compensation expense result from the recognition of the fair value of restricted stock recorded on a straight-line basis from the date of grant to the date the restricted stock becomes fully vested.

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

Interest expense primarily relates to the convertible debt entered into in 2025, which contained an original issue discount (“OID”) factor on the original principal amount, which was repaid in January 2026. The Company also had interest expense related to the outstanding litigation settlements.

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

Gain (Loss) on Change in Fair Value of Derivative Liability

Gain (loss) on change in fair value of derivative liability relates to the fair value of the discount offered to stockholders who purchased shares under the equity line of credit.

Comparison of the three months ended March 31, 2026 and 2025:

Results of Operations

The following table summarizes our results of operations for the periods presented:

	For the Three Months Ended March 31,
	2026	2025	Change
Revenues:
Revenue	$-	$39,990	$(39,990)

Operating Expenses:
Research and development	1,286,336	998,222	288,114
Legal and professional	1,188,220	957,545	230,675
General and administrative	488,709	849,485	(360,776)
Stock based compensation	2,732,397	17,397,774	(14,665,377)
Advisory Fee	1,360,000	11,737,806	(10,377,806)
Total Operating Expenses	7,055,662	31,940,832	(24,885,170)
Loss From Operations	(7,055,662)	(31,900,842)	24,845,180

Other Income (Expense):
Interest and other income	5,196	51,699	(46,503)
Grant income	47,123	-	47,123
Amortization expense	(192,165)	(167,951)	(24,214)
Interest expense - related parties	(982,624)	(308,922)	(673,702)
Other income (expense)	(644,601)	-	(644,601)
Gain on change in fair value of derivative liability	2,801	-	2,801
Net Loss	$(8,819,932)	$(32,326,016)	$23,506,084

Revenue

No revenue was generated for fees for a “right to try” humanitarian program during the three months ended March 31, 2026. Revenue of $39,990 was generated during the three months ended March 31, 2025 from fees related to a “right to try” humanitarian program.

Research and Development Expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	For the Three Months Ended March 31,
	2026	2025
Research and development costs by project:
NEO100-01	$882,654	$579,462
NEO100-02	105,094	108,461
NEO212	268,577	176,555
Pediatric	19,736	48,832
Laboratory	10,275	84,912
Total	$1,286,336	$998,222

	For the Three Months Ended March 31,
	2026	2025	Change
Clinical trial expense	$1,276,061	$913,310	$362,751
Research and laboratory	10,275	84,912	(74,637)
Total research and development expense	$1,286,336	$998,222	$288,114

Research and development expenses were $1,286,336 and $998,222 for the three months ended March 31, 2026 and 2025, respectively. A portion of these expenses amounting to approximately $38,409 and $103,224 for the three months ended March 31, 2026 and 2025, respectively are from the University of Southern California (USC), where Dr. Chen is a member of the faculty. The total increase of $288,114 was primarily due to:

●	The addition of clinical trial sites for NEO100’s clinical trial.

●	The recruitment for NEO212.

●	The start of the clinical trial for NEO100-03 for a Pediatric Indication.

●	Increased patient recruitment efforts.

Legal and Professional Expenses

Legal and professional expenses were $1,188,220 and $957,545 for the three months ended March 31, 2026 and 2025, respectively. The increase of $230,675 was primarily attributable to investment banking fees and incremental legal and audit fees incurred in connection with the preparation and filing of our Annual Report on Form 10-K for the year ended December 31, 2025, our Registration Statement on Form S-3, and related prospectus supplement.

General and Administrative Expenses

General and administrative expenses were $488,709 and $849,485 for the three months ended March 31, 2026 and 2025, respectively. The decrease of $360,776 was primarily driven by a reduction in marketing and advertising expense in connection with the direct public listing, as well as a reduction of rent, travel, and other costs incurred in Q1 2025 in pursuit of the Middle East deal.

Stock Based Compensation

Stock-based compensation expense, which is a non-cash expense, for the three months ended March 31, 2026 resulted from the ongoing recognition of the grant date fair value of restricted stock over the applicable service periods. Stock-based compensation expense for the three months ended March 31, 2025 included the recognition of expense from the original grant dates of certain restricted stock through the Listing Date that occurred on March 26, 2025, reflecting a cumulative catch-up upon removal of the listing contingency, in addition to amortization of the grant date fair value of those shares of restricted stock over their respective service periods following the Listing Date. Since stock-based compensation is a non-cash item, it does not affect our cash position or our cash used in operating activities.

Advisory Fee

Advisory fee expense, primarily to a related party, was $1,360,000 and $11,737,806 for the three months ended March 31, 2026 and 2025, respectively. Advisory fee expense for the three months ended March 31, 2026 consisted of fees incurred for advisory services related to our capital financing arrangements pursuant to a letter of intent with AFH (see Note 4). Advisory fee expense for the three months ended March 31, 2025 was substantially comprised of the $11,328,565 fee earned upon the Listing Date on March 26, 2025 in accordance with the AFH advisory agreement.

Interest Expense

Interest expense was $982,624 and $308,922 for the three months ended March 31, 2026 and 2025, respectively. Interest expense for the three months ended March 31, 2026 related to the short-term loan and accrued interest for a litigation matter.

Interest and other Grant Income

Interest and grant income was $52,319 and $51,699 for the three months ended March 31, 2026 and 2025, respectively. Interest and other grant income for the three months ended March 31, 2026 related primarily to interest earned on our money market account and grant income pursuant to the two NIH grants which commenced in late 2025. Interest and other income for the three months ended March 31, 2025 related primarily to interest earned on our money market account.

Amortization of Debt Issuance Costs

Amortization of debt issuance costs was $192,165 and $167,951 for the three months ended March 31, 2026 and 2025, respectively. Amortization of debt issuance costs in both periods primarily reflected the ongoing amortization of debt issuance costs associated with (i) the warrants issued in connection with the line of credit with HCWG and (ii) the offering costs related to the equity purchase agreement with Mast Hill Fund, LP.

Gain on Change in Fair Value of Derivative Liability

Gain on change in fair value of derivative liability was $2,801 and $0 for the three months ended March 31, 2026 and 2025, respectively. The derivative liability is created from the settlement feature embedded in the Company’s equity line of credit agreement with Mast Hill Fund, LP. Under the agreement, shares of common stock are purchased at a discount due to the five-day settlement period between the commitment date and the issuance date. This discount feature creates a variable settlement mechanism that is required to be accounted for as a derivative liability. The gain represents the change in fair value of this derivative liability from each draw under the agreement through the corresponding settlement date. There were no draws under the equity purchase agreement during the three months ended March 31, 2025, and no related loss was recognized in that period.

Other Income (Expense)

Other expense was $644,601 and $0 for the three months ended March 31, 2026 and 2025, respectively. Other expense for the three months ended March 31, 2026 consisted of penalties and interest accrued in connection with the unremitted income tax withholdings on shares of common stock that were withheld from recipients upon the vesting of shares of restricted stock to satisfy the recipients’ tax obligations. As of March 31, 2026, the Company had not remitted such withholding taxes to the applicable taxing authorities, and accordingly the Company has accrued penalties and interest, which is included within accrued expenses in the condensed consolidated balance sheets.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025	Change
Net cash provided by (used in):
Operating activities	$(6,991,773)	$(5,650,055)	$(1,341,718)
Financing activities	7,071,645	11,024,372	(3,952,727)
Net increase in cash	$79,872	$5,374,317	$(5,294,445)

Operating Activities

During the three months ended March 31, 2026, net cash used in operating activities was $6,991,773 consisting primarily of our net loss of $8,819,932, offset by stock based compensation of $2,732,397, accretion of original issue discount on the convertible promissory notes of $714,600, amortization of debt issuance of $192,165, amortization of right of use asset of $20,406, amortization of intangible asset of $11,574, and increase in accrued expense of $1,437,582. These were offset by decreases in accrued advisory fee of $1,757,141, accounts payable of $390,550, accounts payable and accrued expenses - related parties of $463,513, and lease liability of $15,760, an increase in prepaid expenses of $650,800, and a gain on change in fair value of derivative liability of $2,801.

During the three months ended March 31, 2025, net cash used in operating activities was $5,650,055 consisting primarily of our net loss of $32,326,016, offset by stock based compensation of $17,397,774, accretion of original issue discount on related-party advances of $300,000, amortization of debt issuance costs of $577,192, increase in accrued advisory fee of $8,828,565, and increase in accounts payable – related parties of $628,276. These were offset by an increase in prepaid expenses of $765,738 and a decrease in accrued compensation of $290,108.

Financing Activities

During the three months ended March 31, 2026, cash provided by financing activities was $7,071,645 consisting primarily of proceeds from the issuance of common stock and warrants in connection with our PIPE financing of $13,071,783 and proceeds from the sales of common stock under the equity line of credit of $666,528, offset by the repayment of the OID convertible promissory notes of $6,666,667.

During the three months ended March 31, 2025, cash provided by financing activities was $11,024,372 consisting primarily of proceeds from the sale of common stock of $11,324,372 and proceeds from related party loans of $300,000, offset by repayment of related party loans of $600,000.

Liquidity and Capital Resources

Sources of Liquidity/Going Concern

Since our inception, we have funded our operations through the sale and issuance of common stock and debt financings from related and third parties. Our historical sources of liquidity, including the issuances of common stock under our private placements, sales under the Equity Purchase Agreement with Mast Hill Fund, LP, the line of credit with HCWG, and our convertible debt financings, are described in the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these arrangements during the three months ended March 31, 2026 except as described below.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since our inception, we have not generated any revenue from product sales or any other sources, except humanitarian use, and we have incurred significant operating losses. We have not yet commercialized any products, and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. As reflected in the accompanying condensed consolidated financial statements, we have incurred recurring net losses since our inception. For the three months ended March 31, 2026, we incurred a net loss of $8,819,932, and we had an accumulated deficit of $121,574,587 at March 31, 2026. At March 31, 2026, we had cash totaling $138,601. These factors raise substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our strategies, such as executing additional licensing contracts. The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In January 2026, the Company entered into the first of a series of related Securities Purchase Agreements providing for the issuance, in one or more closings, of up to an aggregate of 2,222,222 shares of common stock and warrants to purchase up to 2,222,222 shares of common stock at an exercise price of $9.00 per share, for aggregate gross proceeds of up to approximately $16,000,000. During the three months ended March 31, 2026, we completed closings under three Securities Purchase Agreements for an aggregate of 1,815,528 shares of common stock and warrants to purchase 1,815,528 shares of common stock, resulting in gross proceeds of $13,071,808. Subsequent to March 31, 2026, on April 20, 2026, we entered into a fourth Securities Purchase Agreement and completed an additional closing thereunder for an aggregate of 277,777 shares of common stock and warrants to purchase 277,777 shares of common stock, resulting in gross proceeds of approximately $2,000,000. The offering of securities under the PIPE Financing terminated on April 30, 2026.

The ability to continue as a going concern is dependent on us raising additional capital and attaining and maintaining profitable operations in the future to meet our obligations and repay our liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and licensing income and we expect to continue to rely on these sources of capital in the future. We have the following financing facilities available to us:

●	On October 11, 2024, the Company entered into a Line of Credit Agreement (“the Agreement”) with HCWG for borrowings of up to $10.0 million. No amounts have been borrowed under the facility through December 31, 2025.

●	On October 22, 2024, we entered into an equity purchase agreement (the “Equity Purchase Agreement”) with Mast Hill Fund, LP (“Mast Hill”) pursuant to which the Company may sell and issue to the investor, and the investor may purchase from the Company, up to $50,000,000 of Company’s common shares. During the three months ended March 31, 2026, the Company sold 76,648 shares of common stock at prices ranging from $8.40 to $8.97 per share under the Equity Purchase Agreement, resulting in net proceeds of $663,727.

No assurance can be given that we will be able to draw upon such facilities if needed. Further, no assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing, or grant unfavorable terms in licensing agreements.

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

Critical Accounting Estimates

Stock-Based Compensation

We account for stock-based compensation, including restricted stock, in accordance with ASC 718 (Accounting Standards Codification Topic 718, Compensation—Stock Compensation). Shares of restricted stock are measured at fair value on the grant date based on our common stock price and expense over the vesting period. For awards with performance or market conditions, expense is recognized based on the probability of achievement and may be accelerated. We estimate forfeitures based on historical data and adjust these estimates periodically. Changes in forfeiture rates, stock price, or performance assumptions can materially affect stock-based compensation expenses. Management reviews these assumptions quarterly and updates estimates as necessary. We consider the accounting for restricted stock a critical estimate due to the judgment involved and its material impact on our financial results.

Common Stock Purchase Warrants

We consider the valuation of our common stock purchase warrants a critical accounting estimate. The fair value of our warrants is determined using a Monte Carlo Simulation model. The Monte Carlo Simulation model requires significant judgment in the selection of key inputs, including expected volatility, expected term, risk-free interest rate, and the fair value of our common stock. Expected volatility is estimated based on the historical volatility of a peer group of guideline public companies, given our limited trading history as a public company. The expected term reflects, among other factors, our assumptions regarding the likelihood and timing of liquidity events. For warrants with down-round protective provisions, additional judgment is required in modeling the timing, probability, and pricing of assumed future financing events that could trigger an adjustment to the warrant exercise price. Changes in these assumptions, particularly expected volatility, expected term, and stock price, can materially affect the estimated fair value of our warrants and, for liability-classified warrants, our reported results of operations in any given period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. However, we have contracted with and may continue to contract with foreign vendors that are located in Europe and India. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2026 or 2025.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, and due to material weaknesses in our internal control over financial reporting related to; controls over segregation of duties, entity level controls over the risk assessment, information and communication and monitoring process, financial controls over all significant transaction classes, controls over authorization and tracking of related party transactions and controls over information technology over user access and provisioning, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published consolidated financial statements. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025, management concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to the material weaknesses described therein. As of March 31, 2026, those material weaknesses have not been fully remediated.

As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented.

Management has initiated steps to remediate these material weaknesses, including:

●	engaged an information technology controls consultant to assess and remediate deficiencies in user access management;

●	enhanced our company-wide risk assessment and internal communication processes;

●	expanded and improved our review process for complex securities and related accounting standards;

●	engaged with third-party professionals to consult on complex accounting applications in conformity with U.S. GAAP;

●	implement a formal related party transaction policy requiring the identification of related party transactions by the Audit Committee;

●	hired a Chief Accounting Officer (“CAO”) with technical accounting expertise to strengthen financial reporting oversight, internal control environment, and accounting operations; and

●	consider additional staff with the requisite experience and training to supplement existing accounting professionals.

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

In 2023, the Company sent notice to OEP indicating their intent to terminate the Agreement with OEP, after which OEP threatened litigation. On February 15, 2024, OEP and the Company entered into a settlement agreement whereas the Company and OEP terminated the Agreement in exchange for a payment in the amount of $4,000,000 payable by the Company to OEP within ten days of the date the Company completes its initial public offering. The settlement agreement provides for interest accruing on the unpaid balance. The Company had a litigation settlement payable of $4,304,110 and $4,170,000 in the accompanying condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. As of the date of this filing, the Company has not paid the litigation settlement amount.

On July 1, 2022, NeOnc Technologies, Inc. and Fox Infused, LLC, a Delaware limited liability company (“Fox Infused”), entered into an Intellectual Property License and Supply Agreement effective July 1, 2022 (the “Fox Infused Agreement”) whereby NeOnc agreed to supply certain products to Fox Infused and license certain of our patents. The Company terminated the Fox Infused Agreement on April 25, 2023. On June 6, 2023, Fox Infused filed a complaint against the Company in the Central District of California alleging that the termination was improper (Civil Action No. 2:23-04431). Fox Infused also filed an ex parte application for a temporary restraining order and an order to show cause on a preliminary injunction against the Company seeking to have the court stop the termination of the contract. Fox Infused’s temporary restraining order application was denied, and the case was dismissed without prejudice. Fox Infused refiled the case in arbitration before the American Arbitration Association (Case No. 01-23-0002-5020). On October 16, 2023, the parties engaged in settlement discussions and agreed to settle the dispute for a $600,000 payment by the Company to Fox Infused within 5 business days of the closing date of the Company’s initial public offering or March 31, 2024.

On March 31, 2024, Fox Infused agreed to extend the payment until May 15, 2024 in exchange for an additional $25,000 payable on demand. The Company did not make the payment, and on July 25, 2024, the arbitrator granted interest at the statutory rate of 10% per annum on the unpaid balance commencing May 15, 2024. The Company remained in default through December 31, 2025, with the total obligation, including accrued interest, included in litigation settlement payable in the accompanying condensed consolidated balance sheets at that date. Fox Infused initiated default proceedings against the Company, which resulted in direct and indirect costs to the Company in defending and responding to such proceedings. In February 2026, the Company satisfied this obligation in full by paying the settlement amount plus accrued interest, for a total payment of $737,921. As of March 31, 2026, no remaining liability associated with this settlement was outstanding.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”), filed with the Securities and Exchange Commission on March 31, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2026, the Company issued the following unregistered securities:

In January 2026, pursuant to a Securities Purchase Agreement dated January 29, 2026, the Company issued 1,388,888 shares of common stock and warrants to purchase 1,388,888 shares of common stock at an exercise price of $9.00 per share to a single institutional investor at a purchase price of $10,000,000. In a subsequent closing under the same Securities Purchase Agreement, the Company issued 86,361 shares of common stock and warrants to purchase 86,361 shares of common stock at an exercise price of $9.00 per share to three investors at an aggregate purchase price of $621,804.11. The offering under that Securities Purchase Agreement terminated on January 31, 2026.

In February 2026, pursuant to a second Securities Purchase Agreement dated February 24, 2026, the Company issued an aggregate of 201,390 shares of common stock and warrants to purchase 201,390 shares of common stock at an exercise price of $9.00 per share to four investors at a combined purchase price of $1,450,004 in a closing that took place on February 25, 2026. The offering under the second Securities Purchase Agreement terminated on February 28, 2026.

In March 2026, we issued 138,889 shares of common stock and warrants to purchase 138,889 shares of common stock at an exercise price of $9.00 per share to one accredited investor in a private placement at a per-share unit purchase price of $7.20, for aggregate gross proceeds of approximately $1,000,000, pursuant to the Securities Purchase Agreement dated March 20, 2026.

In March 2026, 170,000 shares of restricted stock were granted to our Chief Accounting Officer pursuant to the 2023 Equity Incentive Plan. Of these, 53,333 shares of restricted stock vested immediately upon grant, 58,333 shares of restricted stock vest on the first anniversary of the grant date, and 58,334 shares of restricted stock are performance-based and vest upon the achievement of certain performance conditions.

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

Recent Sales of Registered Securities

In February 2026, the Company sold 76,648 shares of common stock at $8.40 to $8.97 per share for gross proceeds of approximately $663,727 pursuant to the Equity Purchase Agreement with Mast Hill Fund, LP.

Use of Proceeds

Not applicable.

Repurchases

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed on Form 8-K filed by the Registrant on March 27, 2025)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 filed on Form 8-K filed by the Registrant on March 27, 2025)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
4.2	Fourth Amended & Restated Promissory Note, dated December 4, 2023, by NeOnc Technologies Holdings, Inc. and Holders (incorporated by reference to Exhibit 4.2 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
4.3	Promissory Note, dated October 11, 2024, by NeOnc Technologies Holdings, Inc. and HCWG LLC (incorporated by reference to Exhibit 4.3 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
4.4	Common Stock Purchase Warrant, dated October 11, 2024, by NeOnc Technologies Holdings, Inc. and HCWG LLC (incorporated by reference to Exhibit 4.4 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
4.5	Promissory Note, dated February 25, 2025, by NeOnc Technologies Holdings, Inc. and Amir Heshmatpour (incorporated by reference to Exhibit 4.5 filed with the Registration Statement on Form S-1/A filed by the Registrant on February 26, 2025)
4.6	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on July 22, 2025)
4.7	Form of Warrant (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on January 29, 2026)
4.8	Form of Warrant (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on March 3, 2026)
4.9	Form of Warrant (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on March 23, 2026)
4.10	Form of Warrant (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on April 24, 2026)
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on January 29, 2026)
10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on March 3, 2026)
10.3#	Employment Agreement (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on March 17, 2026)
10.4#	Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on March 17, 2026)
10.5	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on March 23, 2026)
10.6	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on April 24, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Los Angeles, California, on May 15, 2026.

NEONC TECHNOLOGIES HOLDINGS, INC.

By:	/s/ Amir Heshmatpour
Name:	Amir Heshmatpour
Title:	Chief Executive Officer and President

As required under the Securities Act of 1933, this Quarterly Report on Form 10-Q has been signed below by the following persons, in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Amir Heshmatpour	Chief Executive Officer	May 15, 2026
Amir Heshmatpour	(Principal Executive Officer)

/s/ Keithly Garnett	Chief Financial Officer	May 15, 2026
Keithly Garnett	(Principal Financial Officer)