Form 10-Q
period 2026-06-30
NEONC TECHNOLOGIES HOLDINGS, INC.
filed 2026-08-10
CIK 1979414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

There were 25,936,365 shares of common stock outstanding as of August 10, 2026.

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

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NEONC TECHNOLOGIES HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,973,420	$58,729
Deferred offering costs	137,792	75,082
Debt issuance costs – current	671,804	671,804
Prepaid expenses and other current assets	1,213,084	444,849
Prepaid expenses – related parties	194,180	138,247
Total Current Assets	4,190,280	1,388,711
Non-Current Assets
Debt issuance costs – net of current portion	190,805	526,701
Right of use asset – operating lease	322,049	361,045
Intangible assets, net	481,481	500,000
Other assets	47,177	47,177
Total Assets	$5,231,792	$2,823,634

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$3,439,819	$2,857,597
Accounts payable – related parties	435,655	515,664
Accrued advisory fee – related party	1,656,575	1,757,141
Accrued expenses – related parties	362,670	480,422
Accrued restricted stock tax withholdings obligations	9,452,272	2,769,482
Accrued expenses and other current liabilities	2,052,196	745,118
Litigation settlement payable	4,378,904	4,892,059
Derivative liability – Series A preferred	1,654,795	-
Convertible promissory notes, net of discount	-	5,952,066
Lease liability, current	73,669	71,131
Total Current Liabilities	23,506,555	20,040,681

Long Term Liabilities
Lease liability, net of current portion	254,548	290,682
Total Liabilities	23,761,103	20,331,363

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 6,000 shares issued and outstanding as of June 30, 2026 and no shares issued and outstanding as of December 31, 2025	1	-
Additional paid in capital - preferred	3,134,003	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 25,933,365 and 21,990,688 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2,594	2,198
Treasury stock, 1,079,543 shares and 302,766 shares of common stock at June 30, 2026 and December 31, 2025, respectively	(7,921,738)	(2,706,307)
Additional paid in capital	122,070,460	97,951,035
Accumulated deficit	(135,814,631)	(112,754,655)
Total Stockholders’ Deficit	(18,529,311)	(17,507,729)

Total Liabilities and Stockholders’ Deficit	$5,231,792	$2,823,634

See accompanying notes to the condensed consolidated financial statements.

NEONC TECHNOLOGIES HOLDINGS, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating Expenses:
Research and development	$2,649,673	$677,332	$3,936,009	$1,635,564
Legal and professional	1,286,167	520,364	2,474,387	1,477,909
General and administrative	895,559	984,262	1,384,267	1,833,747
Stock based compensation	5,651,913	3,526,076	8,384,311	20,923,850
Advisory fees	3,586,575	-	4,946,575	11,737,806
Total Operating Expenses	14,069,887	5,708,034	21,125,549	37,608,876
Loss From Operations	(14,069,887)	(5,708,034)	(21,125,549)	(37,608,876)

Other Income (Expense):
Interest income	334	28,725	5,530	80,424
Grant income	482,778	-	529,901	-
Amortization of debt issuance costs	(167,951)	(192,249)	(360,116)	(360,200)
Interest expense	(234,370)	(48,750)	(1,216,994)	(357,672)
Other income (expense)	(189,627)	240,138	(834,228)	240,138
Loss on change in fair value of derivative liability related to Series A preferred stock	(61,321)	-	(61,321)	-
Gain on change in fair value of derivative liability through equity line of credit	-	-	2,801	-
Net Loss	$(14,240,044)	$(5,680,170)	$(23,059,976)	$(38,006,186)

Loss per share:
Net loss per share - basic and diluted	$(0.58)	$(0.30)	$(0.96)	$(2.04)
Weighted average number of common shares outstanding during the period - basic and diluted	24,663,745	19,026,776	23,984,419	18,589,859

See accompanying notes to the condensed consolidated financial statements.

NEONC TECHNOLOGIES HOLDINGS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

Six Months Ended June 30, 2025

		Common Stock			Additional Paid In		Accumulated	Total Stockholders’
		Shares		Amount	Capital		Deficit	Deficit
Balance as of December 31, 2024	-	-	18,090,526	$1,809	$45,101,675	-	$(50,608,445)	$(5,504,961)
Sale of common stock, net of offering costs			727,750	73	10,252,425		-	10,252,498
Common stock issued for advisory services			46,000	5	557,055		-	557,060
Cashless exercise of warrants			162,500	16	(16)		-	-
Stock based compensation			-	-	17,397,774		-	17,397,774
Net loss	-	-	-	-	-	-	(32,326,016)	(32,326,016)
Balance as of March 31, 2025	-	-	19,026,776	1,903	73,308,913	-	(82,934,461)	(9,623,645)
Share based compensation			-	-	3,526,076		-	3,526,076
Other					(37,755)		-	(37,755)
Net loss	-	-	-	-	-	-	(5,680,170)	(5,680,170)
Balance as of June 30, 2025	-	-	19,026,776	$1,903	$76,797,234	-	$(88,614,631)	$(11,815,494)

See accompanying notes to the condensed consolidated financial statements.

NEONC TECHNOLOGIES HOLDINGS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

Six Months Ended June 30, 2026

	Preferred Stock		APIC	Common Stock		Additional Paid In	Treasury	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Preferred	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2025	-	$-	$-	21,990,688	$2,198	$97,951,035	302,766	$(2,706,307)	$(112,754,655)	$(17,507,729)
Common stock issued for advisory services	-	-	-	5,000	1	(1)	-	-	-	-
Restricted share grants released from restrictions	-	-	-	937,347	94	(94)	-	-	-	-
Common stock issued for equity line of credit	-	-	-	76,648	8	663,719	-	-	-	663,727
Common stock issued for private placement	-	-	-	1,815,528	182	7,814,463	-	-	-	7,814,645
Warrants issued for private placement	-	-	-	-	-	5,257,138	-	-	-	5,257,138
Stock based compensation	-	-	-	-	-	2,732,398	-	-	-	2,732,398
Tax effect related to net share settlement of equity awards	-	-	-	-	-	-	394,204	(3,371,412)	-	(3,371,412)
Net loss	-	-	-	-	-	-	-	-	(8,819,932)	(8,819,932)
Balance as of March 31, 2026	-	-	-	24,825,211	2,483	114,418,658	696,970	(6,077,719)	(121,574,587)	(13,231,165)
Series A preferred shares issued, net of derivative allocation and issuance costs	6,000	1	3,134,003	-	-	-	-	-	-	3,134,004
Restricted share grants released from restriction	-	-	-	830,377	83	(83)	-	-	-	-
Common stock issued for private placement	-	-	-	277,777	28	1,179,243	-	-	-	1,179,271
Warrants issued for private placement	-	-	-	-	-	820,729	-	-	-	820,729
Stock based compensation	-	-	-	-	-	5,651,913	-	-	-	5,651,913
Tax effect related to net share settlement of equity awards	-	-	-	-	-	-	382,573	(1,844,019)	-	(1,844,019)
Net loss	-	-	-	-	-	-	-	-	(14,240,044)	(14,240,044)
Balance as of June 30, 2026	6,000	$1	$3,134,003	25,933,365	2,594	$122,070,460	1,079,543	$(7,921,738)	$(135,814,631)	$(18,529,311)

See accompanying notes to the condensed consolidated financial statements.

NEONC TECHNOLOGIES HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(23,059,976)	$(38,006,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of original issue discount on bridge loans - related party	-	300,000
Accretion of original issue discount on convertible promissory note	714,600	-
Amortization of intangible asset - patent	18,519	-
Amortization of right of use asset	38,996	18,153
Stock based compensation - restricted stock	8,384,311	20,923,850
Gain on change in fair value of derivative liability	(2,801)	-
Loss on change in fair value of derivative liability related to Series A preferred stock	61,321	-
Transaction costs expensed on issuance of Series A preferred stock	127,478	-
Increase in deferred offering costs	(86,930)	-
Amortization of debt issuance costs	360,116	769,441
Changes in operating assets and liabilities:
Prepaid expenses	(824,168)	(350,134)
Other assets	-	(47,177)
Accrued compensation	-	(479,775)
Lease liability	(33,596)	(20,458)
Accrued advisory fee	(100,566)	5,882,710
Accounts payable	582,222	-
Accounts payable and accrued expense – related parties	(197,762)	45,350
Accrued expense	2,261,282	-
Net cash used in operating activities	(11,756,954)	(10,964,226)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of costs	-	11,324,372
Proceeds from issuance of common stock and warrants – PIPE financing	15,071,783	-
Proceeds from related party loan	-	300,000
Repayment of related party loan	-	(600,000)
Repayment of OID loan	(6,666,667)	-
Proceeds from issuance of Series A convertible preferred stock	5,000,000	-
Payment of issuance costs - Series A Preferred Stock	(400,000)	-
Proceeds from sale of common stock pursuant to equity purchase agreement	666,528	-
Net cash provided by financing activities	13,671,645	11,024,372

Net increase in cash and cash equivalents	1,914,691	60,146
Cash and cash equivalents - beginning of period	58,729	64,893
Cash and cash equivalents - end of period	$1,973,420	$125,039

Supplemental cash flow disclosures:
Interest paid on OID loan payment	$2,666,667	$-
Interest paid on litigation settlement payment	$112,921	$-
Supplemental disclosure of non-cash financing activities:
Original issue discount on bridge loan - related party	$-	$300,000
Financed insurance premiums	$357,534	$-
Share issued in connection with advisory services	$-	$557,060
Right of use asset, at lease commencement	$-	$415,970
Reclassification of deferred offering costs to APIC at the completion of the offering	$-	$1,391,580

See accompanying notes to the condensed consolidated financial statements.

Note 1 – Description of Business and Liquidity and Going Concern

NeOnc Technologies, Inc. (“NTI”) was incorporated on April 13, 2005, as a California corporation. On April 7, 2023, NTI merged into NeOnc Technologies Holdings, Inc. (“NTHI” and the combined entities “NeOnc” or the “Company”). NTHI was incorporated January 5, 2023, as a Delaware Corporation.

On August 6, 2025, the Company incorporated NuroMENA Holdings Ltd. (“NuroMENA”), which is a wholly-owned subsidiary of NTHI established as part of the United Arab Emirates structure to oversee regional clinical operations, partnerships, and innovation in the Middle East and North Africa. NuroMENA was inactive through June 30, 2026.

On August 18, 2025, the Company executed a Share Exchange Agreement with Dr. Ishwar K. Puri and Beth R. Levinson, acquiring 100% of the membership interests of JandB, which became a wholly-owned subsidiary of the Company. The 120,000 shares of common stock to be issued under the Share Exchange Agreement were not issued as of June 30, 2026.

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

Liquidity and Going Concern

The accompanying financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2026, the Company had cash totaling $1,973,420. For the three and six months ended June 30, 2026, the Company incurred a net loss of $14,240,044 and $23,059,976, respectively, and the Company had an accumulated deficit of $135,814,631 at June 30, 2026.

The Company has financed its working capital requirements to date primarily through the sale of common stock, stockholder loans and related party bridge loans. In January 2026, the Company entered into a series of related Securities Purchase Agreements providing for the issuance of up to an aggregate of 2,222,222 shares of common stock and warrants to purchase up to 2,222,222 shares of common stock for gross proceeds of approximately $16 million. As of June 30, 2026, the Company had completed closings under these agreements for an aggregate of 2,093,305 shares of common stock and warrants to purchase 2,093,305 shares of common stock, resulting in gross proceeds of approximately $15.1 million (see Note 7).

In June 2026, the Company entered into and closed a Securities Purchase Agreement providing for the issuance of shares of Series A Convertible Preferred Stock for aggregate gross proceeds of $5,000,000. See Note 8 to the condensed consolidated financial statements for additional information regarding the terms of the Series A Convertible Preferred Stock.

The Company does not have sufficient available capital to fund operations for a period of one year from the issuance date of these financial statements. Although the Company has established agreements with several potential funding sources (see Notes 8 and 10), the Company does not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. Additionally, we have not yet commercialized any products, and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. As reflected in the accompanying condensed consolidated financial statements, we have incurred recurring net losses since our inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern one year from the issuance date of this Form 10-Q. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments consisting only of normal recurring adjustments of the Company, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2026 and December 31, 2025, and the results of operations and cash flows for the three and six months ended June 30, 2026 and 2025. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

The unaudited condensed consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, the condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of interim periods and may not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”). The information as of June 30, 2026, and for the three and six months ended June 30, 2026 and 2025, is unaudited, whereas the condensed consolidated balance sheet as of December 31, 2025, is derived from the Company’s audited consolidated financial statements as of that date. These condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026.

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

Cash and cash equivalents

Cash and cash equivalents are comprised of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase. As of June 30, 2026 and December 31, 2025, the Company had money market funds of approximately $1,600,000 and $2,000, respectively.

Deferred offering costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A “Expenses of Offering”. If planned offerings are terminated, the related capitalized deferred offering costs are written off.

Offering costs consist principally of professional and registration fees incurred through December 31, 2024, that were related to the planned public offering of its securities. These costs had been capitalized and upon the completion of the securities offering were recorded as additional paid-in capital (see Note 8). At June 30, 2026, costs incurred in connection with the equity purchase agreement have been charged against additional paid-in capital (see Note 8).

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

During the six months ended June 30, 2026, the Company placed into service an intangible asset with a carrying value of approximately $500,000 that was acquired in October 2025. The Company has determined the estimated useful life of the intangible assets to be 18 years. Amortization expense for the three and six months ended June 30, 2026 was $6,944 and $18,519, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations. No impairment was recognized during the three and six months ended June 30, 2026.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value and is charged to expense in the period of impairment. During the six months ended June 30, 2026 no impairments were recognized.

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

The derivative liability associated with the Series A Convertible Preferred Stock (see Note 8) is measured at fair value on a recurring basis and is classified as Level 3 within the fair value hierarchy, as its valuation requires significant unobservable inputs, including expected volatility, risk-free rate, and the timing and probability of conversion and reset events, estimated using a Monte Carlo simulation model. The carrying value of the Company’s accounts payable and accounts payable – related parties approximates its fair value because of the short-term nature of these financial instruments.

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

The Company has received limited fees in connection with compassionate use of its lead investigational drug candidate, NEO100, made available on a right-to-try basis. The Company concluded that such fees are incidental to, and directly related to, recovering costs associated with the Company’s research and development activities, rather than representing revenue generated from the Company’s ongoing central operations. Accordingly, such fees are presented as a reduction of research and development expense in the period received, rather than as revenue.

The Company did not recognize any revenue during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2026, the Company received $20,000, respectively, related to compassionate use of NEO100, which was recorded as a reduction of research and development expense. During the three and six months ended June 30, 2025, the Company received $0 and $39,990, respectively, related to compassionate use of NEO100, which has been reclassified from revenue to a reduction of research and development expense to conform to the current period presentation. This reclassification had no effect on net loss, total stockholders’ deficit, or cash flows for the six months ended June 30, 2025.

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

Grant income is recognized in other income (expense) in the period in which the reimbursable research and development services are incurred and the right to payment is realized. The income from NIH grants are based upon subcontractor costs and internal costs incurred that are specifically covered by the grants, plus a facilities and administrative rate that provides funding for overhead expenses. The Company presents grant income on a gross basis, recognizing income for its own allowable costs incurred, while costs incurred by USC as subcontractor are recognized as research and development expense, with a corresponding subcontract payable to USC, rather than being netted against grant income.

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

Stock-based compensation

The Company has granted stock options and common stock to employees, non-employee consultants and non-employee members of our Board of Directors. The Company measures the compensation cost associated with all stock-based payments based on the grant date fair values. Compensation costs associated with grants of common stock are measured at fair value at the date of grant, which has historically been the most recent price paid by investors to purchase shares of the Company’s common stock prior to such grant. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of each award, which generally equals the vesting period for awards that contain only service conditions. If the stock grant is contingent upon events that have not yet happened, then the grant is not considered issued. If an award holder leaves the company prior to vesting, an adjustment of the compensation expense will be made to reflect only those awards that vested.

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

For the three and six months ended June 30, 2026, there were 573,666 unvested shares of restricted stock, 2,243,305 warrants outstanding, and 6,000 shares of Series A Convertible Preferred Stock (on an as-converted basis) outstanding, which were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2025, there were 3,110,000 shares of unvested restricted stock and 150,000 warrants outstanding, which were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

Income taxes

The Company recognizes federal, state, and foreign current tax liabilities or assets based on its estimate of taxes payable to or refundable by tax authorities in the current fiscal year. For the three and six months ended June 30, 2026 and 2025, there is no current tax provision due to losses generated. The Company also recognizes federal and state deferred tax liabilities or assets based on the Company’s estimate of future tax effects attributable to temporary differences and carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled.

Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. The Company evaluates deferred income taxes quarterly to determine if valuation allowances are required by considering available evidence. If the Company is unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to increase its valuation allowance against its deferred tax assets which could result in an increase in the Company’s effective tax rate and an adverse impact on operating results. The Company will continue to evaluate the necessity of the valuation allowance based on the remaining deferred tax assets. The difference between the statutory and effective rates for the three and six months ended June 30, 2026 and 2025 is a result of the Company applying a full valuation allowance against any deferred tax assets as a result of net operating losses due to uncertainties surrounding the usability of such net operating losses. The ability to utilize such net operating loss carry forwards may be limited due to possible changes in ownership as defined under Internal Revenue Code section 382.

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

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. The Company reclassified $39,990 of previously reported revenue for the six months ended June 30, 2025, related to compassionate use of NEO100, to a reduction of research and development expense. In addition, the Company separated certain previously combined balance sheet captions as of December 31, 2025 as follows: (i) accounts payable – related parties was separated into accounts payable – related parties and accrued expenses – related parties, and (ii) accounts payable and accrued expenses was separated into accounts payable, and accrued expenses and other current liabilities, with accrued compensation previously presented separately now included within accrued expenses and other current liabilities. Such reclassifications did not impact net income, total stockholders’ deficit, or cash flows as previously reported.

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

There were no other accounting pronouncements adopted during the six months ended June 30, 2026 that had a material effect on the Company’s condensed consolidated financial statements.

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

The following table summarizes the carrying amount of the Patent as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Gross carrying value	$500,000	$500,000
Accumulated amortization	(18,519)	-
Net carrying amount	$481,481	$500,000

Amortization expense was $6,944 and $0 for the three months ended June 30, 2026 and 2025, respectively, and $18,519 and $0 for the six months ended June 30, 2026 and 2025, respectively. Estimated future amortization expense related to the Patent is as follows:

Year ending December 31,
2026 (excluding the six months ended June 30, 2026)	$13,889
2027	27,778
2028	27,778
2029	27,778
2030	27,778
Thereafter	356,481
Total	$481,481

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

On June 11, 2026, the Company and AFH entered into a Second Addendum to the Letter of Intent and Advisory Services Agreement. Under the Second Addendum, AFH is entitled to an annual advisory fee equal to 2.5% of the Company’s fully diluted market capitalization, determined as of December 31 of each fiscal year, including all issued and outstanding common shares, vested restricted stock, vested options, warrants, convertible securities, and other equity-linked instruments. Based on a December 31, 2025 closing share price and approximately 22.0 million fully diluted shares outstanding, the 2025 advisory fee was calculated at $4,546,575. As of June 30, 2026, the Company had an outstanding accrued advisory fee – related party balance of $1,656,575 payable to AFH.

During the three and six months ended June 30, 2026, the Company incurred advisory fee expense of $3,586,575 and $4,946,575, respectively, to AFH for advisory services related to the Company’s capital financing arrangements pursuant to the Second Addendum to the Letter of Intent. There was no comparable advisory fee expense incurred during the three and six months ended June 30, 2025 other than the $11,328,565 Nasdaq listing fee described above.

Amounts advanced to our Chief Executive Officer and Executive Chairman in excess of reimbursable expenses totaled $55,933 as of June 30, 2026, which are included within prepaid expenses – related parties on the condensed consolidated balance sheets. As of December 31, 2025, reimbursable expenses payable to AFH totaled $351,302, which was included within accrued advisory fee – related party on the condensed consolidated balance sheets.

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

The Company utilizes laboratory and patent maintenance services from the University of Southern California (“USC”). For the three and six months ended June 30, 2026, the Company incurred $0 and $38,409, respectively, of expenses related to such services, of which $0 and $0, respectively, are recorded within research and development expenses, and $0 and $38,409, respectively, are recorded within general and administrative expenses in the condensed consolidated statements of operations. The Company incurred $82,225 and $184,449 related to such services for the three and six months ended June 30, 2025, respectively, of which $82,225 and $164,449, respectively, are recorded within research and development expenses, and $0 and $20,000, respectively, are recorded within general and administrative expenses in the condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, the Company had accrued laboratory and patent maintenance fees payable to USC of $361,535 and $361,535, respectively, which are included within accrued expenses – related parties in the condensed consolidated balance sheets.

In addition, the Company conducts certain clinical trial activities at USC. These services are provided pursuant to clinical trial agreements entered into in the ordinary course of business on substantially the same terms and conditions as the Company’s agreements with non-related party clinical trial sites. As of June 30, 2026 and December 31, 2025, the Company had outstanding amounts payable to USC for clinical trial services of $1,135 and $283,250, respectively, which are included within accounts payable – related parties and accrued expenses – related parties in the condensed consolidated balance sheets.

The Company is a party to two Small Business Technology Transfer grants from the National Institutes of Health, awarded in August 2025 and September 2025, respectively, pursuant to which USC serves as the Company’s academic research subcontractor. As of June 30, 2026, the Company had a corresponding subcontract payable to USC of $435,655 included within accounts payable – related parties in the condensed consolidated balance sheets. (See Note 11)

Accrued compensation

The amount accrued for the management team, including related payroll taxes, was $255,099 as of June 30, 2026 and December 31, 2025. There is no specified timetable for payment of such amounts.

Note 5 – Related Party Loans Payable

Due from Related Party

The Company previously paid legal fees on behalf of HCWG LLC, which resulted in a receivable due from HCWG LLC totaling $138,247 as of June 30, 2026 and December 31, 2025, which is recorded within prepaid expenses – related parties on the condensed consolidated balance sheets.

Advances from Executive Chairman

In February 2025, the Executive Chairman and CEO advanced the Company approximately $300,000. The advances carried a 50% (or 1 times amounts borrowed) original issue discount (“OID”) on the principal. On March 10, 2025, the outstanding balance of $600,000 was repaid. Interest expense of $300,000 was recognized in the condensed consolidated statements of operations for the six months ended June 30, 2025. There was no comparable activity during the three and six months ended June 30, 2026.

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

The following table summarizes the activity related to the Notes during the six months ended June 30, 2026:

As of June 30, 2026
Net carrying value as of December 31, 2025	$5,952,066
Accretion of original issuance discount	714,601
Repayment of note	(6,666,667)
Net carrying value as of June 30, 2026	$-

For the three and six months ended June 30, 2026, the Company incurred total interest expense of $0 and $725,601, respectively, related to the Notes, which consists of $714,601 from the accretion of OID and $11,000 from the amortization of debt issuance costs.

Note 7 – Leases

The Company has an operating lease for its office facilities and has no financing leases. The Company previously leased office space under a 24-month operating lease that, as amended on November 27, 2024, expired on January 31, 2025.

In April 2025, the Company entered into a 63-month lease for office space, which calls for a monthly base rent of $6,778, increasing at approximately 3% per annum. The lease liability was computed using an interest rate of 3.72%, and as of June 30, 2026, the lease has a remaining 48 months. In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the lease term. The Company’s non-lease components (e.g., common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and, therefore, are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. Upon commencement of the lease, the Company recognized a right-of-use asset and corresponding operating lease liability of $412,129.

As of June 30, 2026 and December 31, 2025, the Company reported a right-of-use asset of $322,049 and $361,045, respectively, and a lease liability of $328,217 and $361,813, respectively. The Company recorded lease expense of $21,668 and $43,377 during the three and six months ended June 30, 2026, respectively, and $15,581 and $40,303 during the three and six months ended June 30, 2025, respectively, within general and administrative expenses on the condensed consolidated statements of operations. There were no short-term or variable lease costs during the three and six months ended June 30, 2026 or 2025. Cash paid for amounts included in the measurement of lease liabilities amounted to $20,934 and $41,269 during the three and six months ended June 30, 2026, respectively, and $13,557 and $38,557 during the three and six months ended June 30, 2025, respectively.

The following are the expected maturities of lease liabilities for operating leases as of June 30, 2026:

Years Ended December 31,
2026 (excluding the six months ended June 30, 2026)	$41,868
2027	85,663
2028	88,231
2029	90,928
2030	46,492
Total	353,183
Less: interest	(24,966)
Present value of lease liability	328,217
Less: current portion	(73,669)
Noncurrent portion	$254,548

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

Series A Convertible Preferred Stock

On June 11, 2026, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued 6,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for aggregate gross proceeds of $5,000,000 in a private placement exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D. The rights, preferences, and privileges of the Series A Preferred Stock are set forth in the Certificate of Designations, Preferences and Rights filed with the Secretary of State of the State of Delaware on June 10, 2026.

The Series A Preferred Stock has a stated value of $1,000 per share, for an aggregate Stated Value of $6,000,000, and ranks senior to the Company’s common stock. The Series A Preferred Stock is redeemable for cash at the Stated Value at the Company’s option on or before the redemption date, which is four months from the issuance date and may be extended by the Company for up to two additional one-month periods. If the Company does not redeem the Series A Preferred Stock on or before the Redemption Date, the Stated Value of each outstanding share increases by $166.67, and the holders may convert their shares into common stock at a conversion price equal to 80% of the lowest closing price of the Company’s common stock during the five trading days immediately preceding the conversion date, subject to a floor price of $1.00 per share and to beneficial ownership limitations.

The Company evaluated the Series A Preferred Stock under ASC 480, Distinguishing Liabilities from Equity, and concluded that the instrument does not require classification as a liability, as it is not mandatorily redeemable and does not meet the criteria for liability classification. Accordingly, the Series A Preferred Stock is classified as permanent equity. The Company further evaluated the embedded conversion feature under ASC 815-15 and ASC 815-40 to determine whether it required bifurcation from the host instrument and separate accounting as a derivative liability. Since the conversion price is variable, the conversion feature does not meet the “fixed-for-fixed” criteria required for the feature to be considered indexed to the Company’s own stock and is therefore not eligible for the scope exception. The Company concluded that the embedded conversion feature is not clearly and closely related to the economic characteristics of the host instrument and meets the definition of a derivative under ASC 815-10-15. As such, the conversion feature has been bifurcated from the Series A Preferred Stock and is separately recognized as a derivative liability, initially and subsequently measured at fair value, with changes in fair value recognized in the condensed consolidated statements of operations at each reporting period.

The Company allocated the $5,000,000 of gross proceeds between the derivative liability and the Series A Preferred Stock using the residual method, under which the derivative liability was recorded at its issuance-date fair value of $1,593,474, with the remaining proceeds of $3,406,526 allocated to the Series A Preferred Stock. The Company paid a placement fee of $400,000 (8% of gross proceeds) in connection with the offering, which was allocated between the derivative liability and the Series A Preferred Stock in the same proportion as the proceeds. The difference between the proceeds allocated to the Series A Preferred Stock and its aggregate Stated Value is not accounted for as a discount and is not amortized. It will be recognized as a deemed dividend, reducing income available to common stockholders, only if and to the extent the Series A Preferred Stock is redeemed for cash in excess of its carrying amount.

The fair value of the embedded derivative was determined using a Monte Carlo Simulation model, which incorporates the redemption and conversion outcomes available under the terms of the Series A Preferred Stock. The model simulates the Company’s future common stock price using a Geometric Brownian Motion framework and, in the conversion scenario, determines the conversion payoff based on the lowest simulated closing price during the five trading days preceding the assumed conversion date, subject to the $1.00 floor price. The conversion payoff was adjusted for a discount for lack of marketability (“DLOM”) to reflect the estimated period during which shares issued upon conversion would not be freely tradable. The probability-weighted value of the redemption and conversion scenarios was reduced by an implied calibration discount, which equates the modeled fair value of the Series A Preferred Stock to the cash proceeds received on the issuance date, and which is amortized over the expected term to the Redemption Date.

Key assumptions used in the Monte Carlo Simulation valuation of the embedded derivative were as follows:

Assumption	June 11, 2026 (Issuance)	June 30, 2026
Stock price	$4.50	$4.53
Risk-free rate	3.80%	3.90%
Equity volatility	90.00%	95.00%
Expected term	4 months	3.4 months
Probability of redemption	75.00%	75.00%
Probability of conversion	25.00%	25.00%
Discount for lack of marketability	12.00%	12.00%
Embedded derivative fair value	$1,593,474	1,654,795

Equity volatility was estimated based on the Company’s estimated equity volatility of a group of guideline public companies over a period commensurate with the expected term, given the Company’s limited public trading history. The risk-free interest rate at each measurement date was based on the U.S. Treasury yield curve at that date, interpolated to match the expected term. The probability of redemption reflects a market-participant assessment of the likelihood that the Company redeems the Series A Preferred Stock for cash at the Redemption Date, considering the Company’s available funding sources and execution risk.

The following table presents a reconciliation of the embedded derivative liability, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the six months ended June 30, 2026:

Embedded Derivative Liability
Balance at initial recognition (June 11, 2026)	$1,593,474
Change in fair value recognized in earnings	61,321
Balance at June 30, 2026	$1,654,795

As of June 30, 2026, the fair value of the derivative liability was $1,654,795, and the Company recognized a loss of $61,321 for the change in fair value during the three and six months ended June 30, 2026, presented within loss on change in fair value of derivative liability related to Series A preferred stock in the condensed consolidated statements of operations. As of June 30, 2026, 6,000 shares of Series A Preferred Stock remained outstanding, and the aggregate carrying amount of the Series A Preferred Stock was $3,134,004. No shares of Series A Preferred Stock have been redeemed or converted as of the date of this filing.

Except for the Series A Preferred Stock derivative liability described above, as of June 30, 2026 and December 31, 2025, the Company had no other instruments that required classification as a derivative liability.

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

As of June 30, 2026, the Company had completed closings under the January 2026 PIPE for an aggregate of 2,093,305 shares of common stock and warrants to purchase 2,093,305 shares of common stock, resulting in gross proceeds of approximately $15,071,783.

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

The aggregate proceeds of $15,071,783 received during the six months ended June 30, 2026 from closings under the January 2026 PIPE were allocated between the common stock and the warrants using the relative fair value method, resulting in $8,993,916 allocated to common stock and $6,077,867 allocated to warrants, each recorded within additional paid-in capital. The fair value of the common stock and warrants was measured separately at each individual issuance date during the period from January 29, 2026 through April 20, 2026, reflecting the market conditions and valuation inputs on each respective issuance date. The fair value of the warrants at each measurement date was determined using a Monte Carlo Simulation model that incorporates the down-round protective provision and management’s expectations regarding future financing events that could trigger the provision. At each measurement date, the aggregate modeled fair value of the common stock and warrants was reduced by an implied calibration discount, which equates the modeled fair value of the units to the cash proceeds received at that closing.

Key assumptions used in the Monte Carlo Simulation valuation of the warrants at each measurement date were as follows:

Measurement Date	Stock Price	Risk-Free Rate	Volatility	Expected Term	Warrants Issued	Fair Value per Warrant	Aggregate Warrant Fair Value
January 29, 2026	$8.75	3.70%	105.00%	3.5 years	1,458,360	$2.91	$4,242,144
January 30, 2026	9.27	3.65%	105.00%	3.5 years	16,889	2.91	49,145
February 25, 2026	10.07	3.52%	105.00%	3.5 years	90,279	2.88	260,022
February 26, 2026	10.09	3.52%	105.00%	3.5 years	69,444	2.88	200,016
March 5, 2026	9.43	3.62%	105.00%	3.5 years	41,667	3.03	126,341
March 20, 2026	7.31	3.93%	105.00%	3.5 years	138,889	2.73	379,472
April 20, 2026	4.78	3.83%	105.00%	3.5 years	277,777	2.95	820,729
Total					2,093,305		$6,077,867

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

As of June 30, 2026, no down-round adjustment to the exercise price of the warrants had been triggered, and the warrants remained outstanding with an exercise price of $9.00 per share.

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

During the six months ended June 30, 2026, the Company sold 76,648 shares of common stock at prices ranging from $8.40 to $8.97 per share under the Equity Purchase Agreement, resulting in net proceeds of $663,727. Since the shares were purchased at a discount as a result of the five-day settlement period, the settlement feature is considered a derivative liability. Changes in the fair value of the derivative liability resulted in a gain on settlement of $2,801, which was recognized in the condensed consolidated statements of operations during the six months ended June 30, 2026. There were no transactions under the Equity Purchase Agreement during the three months ended June 30, 2026 or during the three and six months ended June 30, 2025.

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

In January and February 2024, 2,460,000 and 200,000, respectively, shares of restricted stock were granted to the executive officers and members of the Board of Directors further to the 2023 Plan as described above. Of the total shares of restricted stock granted (tranche 1) 1,686,667 vest 100% seven months from the date that the Company lists on a national exchange, (tranche 2) 486,666 will vest in equal monthly instalments over a one (1) year period commencing on the eighth month from the effective date of the listing on a national exchange and (tranche 3) 486,666 are performance-based, the vesting of which will be predicated on certain financial and operational performance metrics being met after the effective date of the listing on a national exchange as set forth the grant agreements. Since tranche 3 is performance based, management has determined that it is not yet probable that all of the performance vesting conditions will be met and as such no expense has been recognized for tranche 3 as of June 30, 2026.

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

On March 12, 2026, 170,000 shares of restricted stock were granted to the Chief Accounting Officer; of which 53,333 shares of restricted stock vested immediately upon grant, 58,333 shares of restricted stock vest on the first anniversary of the grant date, and 58,334 shares of restricted stock are performance-based. Since the performance-based tranche is subject to performance vesting conditions, management has determined that it is not yet probable that the performance vesting conditions will be met, and as such no expense has been recognized for this tranche as of June 30, 2026.

In April 2026, the Company’s Board of Directors approved the acceleration of vesting for certain outstanding unvested shares of restricted stock previously granted to employees, directors, and scientific advisory board members, such that 734,356 shares that would otherwise have vested on their original vesting schedules vested immediately on April 30, 2026. The accelerated shares related to awards originally granted on July 12, 2024, June 5, 2025, September 25, 2025, and November 6, 2025. The acceleration was accounted for as a modification under ASC 718-20. Based on the $4.30 closing stock price on April 30, 2026, the Company recognized stock-based compensation expense of $4,781,116 related to the accelerated shares during the three and six months ended June 30, 2026, representing the previously unrecognized compensation cost associated with the original awards that was accelerated into the period.

As of June 30, 2026, 249,507 shares of restricted stock remained available for future issuance under the 2023 Plan.

The Company determined the fair value of restricted stock granted during the three and six months ended June 30, 2026 to be $0 and $1,599,700, respectively, and $1,498,000 and $3,314,500 during the three and six months ended June 30, 2025, respectively, based on the price of the most recent sale of common stock prior to each grant date for those shares of restricted stock granted prior to the listing date, or the quoted market value on the date of issuance for those shares of restricted stock granted after the listing date. For the three and six months ended June 30, 2026, the Company recognized $5,651,913 and $8,384,311, respectively, of stock-based compensation expense, and for the three and six months ended June 30, 2025, the Company recognized $3,526,076 and $20,923,850, respectively, of stock-based compensation expense, which is included in the condensed consolidated statements of operations. As of June 30, 2026, there was unamortized stock-based compensation of approximately $409,923, which the Company expects to recognize over approximately 1 year. The increase in stock-based compensation expense for the three and six months ended June 30, 2026 as compared to the corresponding prior year periods is primarily attributable to the acceleration of vesting described above.

The activity related to restricted stock during the six months ended June 30, 2026 is summarized as follows:

Shares of Restricted Stock Issued	Restricted Stock Granted	Weighted Average Grant Date Fair Value
Shares of restricted stock at December 31, 2025	4,345,000
Granted	170,000	$9.41
Cancelled	-	$-
Forfeited	-	$-
Shares of restricted stock at June 30, 2026	4,515,000

Vesting Activity of Restricted Stock	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	2,171,390
Granted	170,000	$9.41
Forfeited	-	$-
Vested	(1,767,724)	$10.05
Unvested at June 30, 2026	573,666

During the three and six months ended June 30, 2026, the Company withheld 382,573 and 776,777 shares of common stock, respectively, from recipients upon restricted stock vesting in order to cover their tax liabilities associated with such vesting events, including shares vested in connection with the acceleration described above. The fair value of the shares withheld at the respective vesting dates of $1,844,020 and $5,215,432, respectively, is reflected as a treasury stock transaction. As of June 30, 2026 and December 31, 2025, the Company had not remitted the income taxes on behalf of the recipients, and therefore $9,452,272 and $2,769,482, respectively, is included in accrued restricted stock tax withholding obligations in the accompanying condensed consolidated balance sheets, which includes accrued interest and penalties of $1,530,535 and $578,974, respectively, related to such unremitted amounts.

The Company is actively evaluating and implementing measures intended to remit the outstanding withholding tax obligations to the applicable taxing authorities as soon as practicable.

Note 10 – Commitments and Contingencies

Line of Credit Commitment – Related Party

On October 11, 2024, the Company entered into a Line of Credit Agreement (“the Agreement”) with HCWG for borrowings of up to $10.0 million. Borrowings under the Line of Credit Agreement bear interest at 10.0% per annum and increases to 14% if the Agreement is extended. Interest payments are due on the first business day of each calendar month and the unpaid principal is due on October 12, 2027. No amounts have been borrowed under the facility through June 30, 2026.

The debt issuance costs are being amortized over the term of the line of credit. Amortization of debt issuance costs amounted to $167,951 and $335,896 for the three and six months ended June 30, 2026, respectively, and $167,951 and $335,903 for the three and six months ended June 30, 2025, respectively, and is included within interest expense in the condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, unamortized debt issuance costs totaled $862,609 and $1,198,505, respectively, which will continue to be amortized through October 2027.

In connection with the agreement, the Company issued HCWG five-year warrants to purchase up to 312,500 shares of our common stock at an exercise price of $12.00 per share. These warrants expire on October 23, 2029. In March 2025, 162,500 warrants were exercised in a cashless exercise, resulting in the issuance of 162,500 shares of common stock. At June 30, 2026, there are 150,000 shares of common stock remaining available to be purchased under the warrant.

The fair value of the warrants on the grant date was determined using the Black-Scholes valuation model, with the following key assumptions:

●	Fair value of common stock: $12.00

●	Expected volatility: 86%

●	Risk-free interest rate: 4.82%

●	Term: 2.5 years

Litigation

From time to time, the Company is involved in various disputes, claims, liens, and litigation matters arising out of the normal course of business which could result in a material adverse effect on the Company’s combined financial position, results of operations, or cash flows. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of June 30, 2026 and December 31, 2025, the Company had no liabilities recorded for loss contingencies, except as described below.

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

In 2023, the Company sent notice to OEP indicating their intent to terminate the Agreement with OEP, after which OEP threatened litigation. On February 15, 2024, OEP and the Company entered into a settlement agreement whereas the Company and OEP terminated the Agreement in exchange for a payment in the amount of $4,000,000 payable by the Company to OEP within ten days of the date the Company completes its initial public offering. The settlement agreement provides for interest accruing on the unpaid balance. The Company had a litigation settlement payable of $4,378,904 and $4,170,000 in the accompanying condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively. As of the date of this filing, the Company has not paid the litigation settlement amount.

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

On March 31, 2024, the vendor agreed to extend the payment until May 15, 2024 for payment of an additional $25,000 payable on demand. On July 25, 2024, the arbitrator granted the implementation of interest at the statutory rate on the unpaid balance commencing May 15, 2024 until paid. Interest expense of $10,862 and $7,500 was recognized in the condensed consolidated statements of operations for the six months ended June 30, 2026 and 2025, respectively, related to this matter.

In February 2026, the Company paid the IPLSA settlement in full, including accrued interest, for a total payment of $737,921. As of June 30, 2026, no litigation settlement payable related to this matter remained outstanding. As of December 31, 2025, the Company had a litigation settlement payable of $722,059 included within litigation settlement payable in the accompanying condensed consolidated balance sheets.

Note 11 – Grants

In August 2025, the Company was awarded a grant totaling $400,000 in gross proceeds from the National Institutes of Health (“NIH”). The grant is structured pursuant to the NIH Small Business Technology Transfer (“STTR”) program, which requires collaboration with a research institution, whereby 40% of the grant funds, or $160,000, is allocated to the Company and 60%, or $240,000, is allocated to the Company’s academic research collaborator at USC as subcontractor.

In September 2025, the Company was awarded a grant totaling approximately $1,007,000 in gross proceeds from the NIH. The grant is structured pursuant to the NIH STTR program, which requires collaboration with a research institution, whereby approximately 24% of the grant funds, or approximately $245,000, is allocated to the Company and the remainder, or approximately $762,000, is allocated to USC as subcontractor.

The Company is the primary awardee under both STTR grants and is contractually responsible to the NIH for performance under the awards, including responsibility for USC’s compliance with award terms as subcontractor. The Company receives grant funds directly from the NIH and disburses USC’s portion to USC. The Company evaluated this arrangement and determined it acts as principal, rather than agent, with respect to the gross award proceeds, because the Company (i) is the party primarily obligated to the NIH, (ii) is responsible for the subcontractor’s performance and compliance, and (iii) controls the funds prior to disbursement to USC. Accordingly, the Company presents the gross amount receivable from the NIH — including the portion payable to USC — as a grant receivable, with a corresponding subcontract payable to USC, rather than presenting only the Company’s own net retained portion.

The Company recognized grant income of $47,123 and $94,246 for the three and six months ended June 30, 2026, respectively, representing allowable costs incurred under the Company’s two NIH grants, which is included within interest and other income in the condensed consolidated statements of operations. There was no comparable grant income during the three and six months ended June 30, 2025.

Correspondingly, USC incurs subcontractor costs under the two grants, which are recognized as research and development expense with a corresponding increase to the subcontract payable to USC. As of June 30, 2026, cumulative unpaid subcontractor costs incurred by USC under the two grants totaled $435,655.

As of June 30, 2026, the Company had a gross grant receivable of $601,148, comprised of $165,494 related to the Company’s own allowable costs and $435,655 related to amounts due to USC, and a corresponding subcontract payable to USC of $435,654, included within accounts payable – related parties. As of December 31, 2025, the Company had a gross grant receivable of $71,247.

Note 12 – Segment Reporting

The Company manages its business activities on a consolidated basis and operates as a single operating segment: Biotechnology. The accounting policies of the Biotechnology segment are the same as those described in Note 2 – Summary of Significant Accounting Policies.

Our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer, Amir Heshmatpour. The CODM uses net loss, as reported on our consolidated statement of operations, in evaluating the performance of the biotechnology segment and determining how to allocate resources of the Company as a whole, including investing in our research and development programs and acquisition/licensing strategy. The CODM does not review assets in evaluating the results of the biotechnology segment, and therefore, such information is not presented. The following supplemental information, which is regularly provided to the CODM, breaks down the research and development costs for the three and six months ended June 30, 2026 and 2025, respectively.

	For the Six Months Ended June 30,
	2026	2025
Revenue	$-	$39,990

Less: Significant and other segment expenses:
NEO100	1,881,023	688,628
NEO100-02	409,338	201,787
NEO212	861,334	455,629
NEO216	75,336	-
Pediatric	167,009	99,010
Laboratory	470,930	192,377
Other	71,039	38,123
Total research and development expense	3,936,009	1,675,554

Advisory fees – related parties	4,946,575	11,737,806
Legal and professional	2,474,387	1,477,909
Employee compensation expenses	458,025	334,160
Amortization of debt issuance	360,116	360,200
Investor relations	104,322	771,073
Stock based compensation	8,384,311	20,923,850
Other general and administrative expense	821,920	728,514
Interest expense	1,216,994	357,672
Loss on change in fair value of derivative liability related to Series A preferred stock	61,321	-
Gain on change in fair value of derivative liability	(2,801)	-
Other expense	834,228	(240,138)
Interest and other income	(535,431)	(80,424)
Net loss	$(23,059,976)	$(38,006,186)

	For the Three Months Ended June 30,
	2026	2025
Revenue	$-	$-

Less: Significant and other segment expenses:
NEO100	998,369	109,166
NEO100-02	304,244	93,326
NEO212	592,757	279,074
NEO216	75,336	-
Pediatric	147,273	50,178
Laboratory	460,655	107,465
Other	71,039	38,123
Total research and development expense	2,649,673	677,332

Advisory fees – related parties	3,586,575	-
Legal and professional	1,286,167	520,364
Employee compensation expenses	268,797	163,887
Amortization of debt issuance	167,951	192,249
Investor relations	56,810	226,766
Stock based compensation	5,651,913	3,526,076
Other general and administrative expense	569,952	593,609
Interest expense	234,370	48,750
Loss on change in fair value of derivative liability related to Series A preferred stock	61,321	-
Other expense	189,627	(240,138)
Interest and other income	(483,112)	(28,725)
Net loss	$(14,240,044)	$(5,680,170)

Note 13 – Subsequent Events

On July 1, 2026, the Board of Directors elected Nasim Shomali as a Class II director, effective immediately, to serve until the Company’s 2027 annual meeting of stockholders. In connection with her appointment, Ms. Shomali was granted 50,000 shares of restricted stock, which fully vest after 6 months.

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

NeOnc’s lead product candidate is NEO100. NEO100 is administered to patients via intranasal delivery. We have completed human safety testing in a Phase 1 clinical trial and have completed patient enrollment in, and the collection of clinical data from, our Phase 2a trial in patients with recurrent malignant glioma (Grade IV IDH1 mutant and Grade III Astrocytoma IDH1 mutant). Based on the data generated to date, we intend to meet with the FDA to discuss the design of a potential Phase 3 clinical trial of NEO100. NeOnc is also developing a second product candidate, NEO212, which has completed preclinical testing and, following the filing and acceptance of an investigational new drug (IND) application with the United States Food and Drug Administration (FDA), has completed its Phase 1 clinical trial in patients harboring primary and secondary malignant brain cancer types. We have met with the FDA regarding the NEO212 program, and the FDA provided chemistry, manufacturing and controls (CMC) clearance to advance NEO212 into a Phase 2 clinical trial and indicated that the NEO212 program may proceed under the FDA’s accelerated approval pathway. We have since modified the design of the planned Phase 2 trial to focus on recurrent IDH1 wildtype glioblastoma multiforme (GBM). Several additional drug candidates are in the pipeline and are undergoing preclinical development.

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

Liquidity and Going Concern

Since our inception, we have incurred significant operating losses. For the three and six months ended June 30, 2026, the Company incurred a net loss of $14,240,044 and $23,059,976, respectively. We had an accumulated deficit of $135,814,631 as of June 30, 2026, compared to $112,754,655 as of December 31, 2025. We expect to continue to incur operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our product candidate discovery efforts and preclinical and clinical studies under our research programs, which include:

●	employee-related expenses, including salaries, benefits and stock-based compensation expense for our research and development personnel;

●	costs of funding research performed by third parties that conduct research and development and preclinical and clinical activities on our behalf;

●	costs of manufacturing drug products and drug supply related to our current or future product candidates;

●	costs of conducting preclinical studies and clinical trials of our product candidates;

●	consulting and professional fees related to research and development activities, including equity-based compensation to non-employees;

●	costs of maintaining our laboratory, including purchasing laboratory supplies and non-capital equipment used in our preclinical studies;

●	costs related to compliance with clinical regulatory requirements;

●	license fees and milestone payments made pursuant to license and collaboration agreements; and

●	facility costs and other allocated expenses, which include expenses for rent and maintenance of facilities, insurance, depreciation and other supplies.

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

Comparison of the three months ended June 30, 2026 and 2025:

Results of Operations

The following table summarizes our results of operations for the periods presented:

	For the Three Months Ended June 30,
	2026	2025	Change
Operating Expenses:
Research and development	$2,649,673	$677,332	$1,972,341
Legal and professional	1,286,167	520,364	765,803
General and administrative	895,559	984,262	(88,703)
Stock based compensation	5,651,913	3,526,076	2,125,837
Advisory Fee	3,586,575	-	3,586,575
Total Operating Expenses	14,069,887	5,708,034	8,361,853
Loss From Operations	(14,069,887)	(5,708,034)	(8,361,853)

Other Income (Expense):
Interest and other income	334	28,725	(28,391)
Grant income	482,778	-	482,778
Amortization expense	(167,951)	(192,249)	24,298
Interest expense - related parties	(234,370)	(48,750)	(185,620)
Other income (expense)	(189,627)	240,138	(429,765)
Loss on change in fair value of derivative liability related to Series A preferred stock	(61,321)	-	(61,321)
Net Loss	$(14,240,044)	$(5,680,170)	$(8,559,874)

Revenue

No revenue was generated for fees for a “right to try” humanitarian program during the three months ended June 30, 2026 and June 30, 2025.

Research and Development Expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	For the Three Months Ended June 30,
	2026	2025
Research and development costs by project:
NEO100-01	$998,369	$109,166
NEO100-02	304,244	93,326
NEO212	592,757	279,074
NEO216	75,336	-
Pediatric	147,273	50,178
Laboratory	460,655	107,465
Other	71,039	38,123
Total	$2,649,673	$677,332

	For the Three Months Ended June 30,
	2026	2025	Change
Clinical trial expense	$2,117,979	$531,744	$1,586,235
Research and laboratory	531,694	145,588	386,106
Total research and development expense	$2,649,673	$677,332	$1,972,341

Research and development expenses were $2,649,673 and $677,332 for the three months ended June 30, 2026 and 2025, respectively. A portion of these expenses amounting to approximately $0 and $82,225 for the three months ended June 30, 2026 and 2025, respectively are from the University of Southern California (USC), where Dr. Chen is a member of the faculty. The total increase of $1,972,341 was primarily due to:

●	The addition of clinical trial sites for NEO100 and NEO212 clinical trials.

●	The increased drug product manufacturing activity to support ongoing and planned clinical trials.

●	The recruitment for NEO212.

●	The start of the clinical trial for NEO100-03 for a Pediatric Indication.

●	Increased patient recruitment efforts.

●	Data lockdown and analysis activities associated with the NEO100 clinical trial.

●	Costs associated with designing the Phase 2a trial for NEO212, including meetings and correspondence with the U.S. Food and Drug Administration (“FDA”) regarding the program’s clinical development pathway.

Legal and Professional Expenses

Legal and professional expenses were $1,286,167 and $520,364 for the three months ended June 30, 2026 and 2025, respectively. The increase of $765,803 was primarily attributable to investment banking associated with the Company’s capital raising activities, incremental legal fees associated with the Second Addendum to the Company’s advisory agreement with AFH Holding & Advisory, LLC, the Series A Convertible Preferred Stock issuance, and other corporate and securities matters, and increased audit fees associated with the Company’s expanded reporting requirements as a public company.

General and Administrative Expenses

General and administrative expenses were $895,559 and $984,262 for the three months ended June 30, 2026 and 2025, respectively. The decrease of $88,703 was primarily due to a reduction in D&O insurance premiums, as well as a reduction in advertising, marketing, and travel expenses incurred during the three months ended June 30, 2025 in connection with a marketing campaign and in pursuit of a strategic partnership in the Middle East, for which a letter of intent was executed subsequent to June 30, 2025. This decrease was partially offset by an increase in business development costs during the three months ended June 30, 2026.

Stock Based Compensation

Stock-based compensation expense, which is a non-cash expense, for the three months ended June 30, 2026 primarily resulted from the acceleration of vesting of certain outstanding restricted stock awards approved by the Board of Directors in April 2026, which resulted in the recognition of previously unrecognized compensation expense associated with those awards, in addition to the ongoing recognition of the grant date fair value of restricted stock over the applicable service periods for awards not subject to the acceleration. Stock-based compensation expense for the three months ended June 30, 2025 included the recognition of expense from the original grant dates of certain restricted stock through the Listing Date that occurred on March 26, 2025, reflecting a cumulative catch-up upon removal of the listing contingency, in addition to amortization of the grant date fair value of those shares of restricted stock over their respective service periods following the Listing Date. Since stock-based compensation is a non-cash item, it does not affect our cash position or our cash used in operating activities.

In April 2026, the Company’s Board of Directors approved the acceleration of vesting for certain outstanding unvested shares of restricted stock previously granted to employees, directors, and scientific advisory board members, such that 734,356 shares that would otherwise have vested on their original vesting schedules vested immediately on April 30, 2026. The accelerated shares related to awards originally granted on July 12, 2024, June 5, 2025, September 25, 2025, and November 6, 2025. The acceleration was accounted for as a modification under ASC 718-20. Based on the $4.30 closing stock price on April 30, 2026, the Company recognized stock-based compensation expense of $4,781,116 related to the accelerated shares during the three and six months ended June 30, 2026, representing the previously unrecognized compensation cost associated with the original awards that was accelerated into the period.

Advisory Fee

Advisory fee expense, a related party, was $3,586,575 and $0 for the three months ended June 30, 2026 and 2025, respectively. Advisory fee expense for the three months ended June 30, 2026 consisted of fees incurred for advisory services related to our capital financing arrangements pursuant to a letter of intent with AFH (see Note 4). In addition, on June 11, 2026, the Company and AFH entered into a Second Addendum to the Letter of Intent and Advisory Services Agreement, which amends and clarifies the methodology for determining AFH’s annual advisory fee. Under the Second Addendum, AFH is entitled to an annual advisory fee equal to 2.5% of the Company’s fully diluted market capitalization as of December 31 of each fiscal year. As of June 30, 2026, the Company had an outstanding accrued advisory fee – related party balance of approximately $1,600,000 payable to AFH pursuant to the Second Addendum.

Interest and Other Income

Interest and income was $334 and $28,725 for the three months ended June 30, 2026 and 2025, respectively. Interest and other income for the three months ended June 30, 2026 and 2025 related primarily to interest earned on our money market account.

Grant Income

Grant income was $482,778 and $0 for the three months ended June 30, 2026 and 2025, respectively. Grant income for the three months ended June 30, 2026 related to the Company’s two Small Business Technology Transfer (“STTR”) grants from the National Institutes of Health (“NIH”), awarded in August 2025 and September 2025, respectively, pursuant to which the Company’s academic research collaborator at USC serves as subcontractor. The Company recognizes grant income related to the whole portion of allowable costs as incurred and reimbursed by the NIH. There was no comparable grant income during the three months ended June 30, 2025, as the grants were not awarded until the second half of 2025.

Amortization of Debt Issuance Costs

Amortization of debt issuance costs was $167,951 and $192,249 for the three months ended June 30, 2026 and 2025, respectively. Amortization of debt issuance costs in both periods primarily reflected the ongoing amortization of debt issuance costs associated with the warrants issued in connection with the line of credit with HCWG.

Interest Expense

Interest expense was $234,370 and $48,750 for the three months ended June 30, 2026 and 2025, respectively. The increase of $185,620 was primarily related to interest accrued on the Company’s unremitted restricted stock tax withholding obligations and accrued interest for a litigation matter.

Other Income (Expense)

Other expense was $189,627 and other income was $240,138 for the three months ended June 30, 2026 and 2025, respectively. Other expense for the three months ended June 30, 2026 consisted of penalties and interest accrued in connection with the unremitted income tax withholdings on shares of common stock that were withheld from recipients upon the vesting of shares of restricted stock to satisfy the recipients’ tax obligations. As of June 30, 2026, the Company had not remitted such withholding taxes to the applicable taxing authorities, and accordingly the Company has accrued penalties and interest, which is included within accrued expenses in the condensed consolidated balance sheets.

Loss on change in fair value of derivative liability related to Series A preferred stock

Loss on change in fair value of derivative liability related to Series A Preferred Stock was $61,321 and $0 for the three months ended June 30, 2026 and 2025, respectively. In connection with the issuance of the Company’s Series A Convertible Preferred Stock during the three months ended June 30, 2026, the Company bifurcated an embedded variable-rate conversion feature as a derivative liability, which is remeasured to fair value at each reporting period using a Monte Carlo simulation model, with changes in fair value recognized in the condensed consolidated statements of operations. The loss recognized during the three months ended June 30, 2026 reflects the change in fair value of the derivative liability between the issuance date and June 30, 2026 (see Note 8). There was no comparable activity during the three months ended June 30, 2025, as the Series A Preferred Stock was not issued until the current period.

Comparison of the six months ended June 30, 2026 and 2025:

Results of Operations

The following table summarizes our results of operations for the periods presented:

	For the Six Months Ended June 30,
	2026	2025	Change
Operating Expenses:
Research and development	$3,936,009	$1,635,564	$2,300,445
Legal and professional	2,474,387	1,477,909	996,478
General and administrative	1,384,267	1,833,747	(449,480)
Stock based compensation	8,384,311	20,923,850	(12,539,539)
Advisory Fee	4,946,575	11,737,806	(6,791,231)
Total Operating Expenses	21,125,549	37,608,876	(16,483,327)
Loss From Operations	(21,125,549)	(37,608,876)	16,483,327

Other Income (Expense):
Interest and other income	5,530	80,424	(74,894)
Grant income	529,901	-	529,901
Amortization expense	(360,116)	(360,200)	84
Interest expense - related parties	(1,216,994)	(357,672)	(859,322)
Other income (expense)	(834,228)	240,138	(1,074,366)
Loss on change in fair value of derivative liability related to Series A preferred stock	(61,321)	-	(61,321)
Loss on change in fair value of derivative liability related to sales of common stock through equity line of credit	2,801	-	2,801
Net Loss	$(23,059,976)	$(38,006,186)	$14,946,210

Revenue

No revenue was generated for fees for a “right to try” humanitarian program during the six months ended June 30, 2026 and June 30, 2025.

Research and Development Expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	For the Six Months Ended June 30,
	2026	2025
Research and development costs by project:
NEO100-01	$1,881,023	$688,628
NEO100-02	409,338	201,787
NEO212	861,334	455,629
NEO216	75,336	-
Pediatric	167,009	99,010
Laboratory	470,930	192,377
Other	71,039	38,123
Total	$3,936,009	$1,675,554

	For the Six Months Ended June 30,
	2026	2025	Change
Clinical trial expense	$3,394,040	$1,445,054	$1,948,986
Research and laboratory	541,969	230,500	311,469
Total research and development expense	$3,936,009	$1,675,554	$2,260,455

Research and development expenses were $3,936,009 and $1,635,564 for the six months ended June 30, 2026 and 2025, respectively. A portion of these expenses amounting to approximately $38,409 and $184,449 for the six months ended June 30, 2026 and 2025, respectively are from the University of Southern California (USC), where Dr. Chen is a member of the faculty. The total increase of $2,300,445 was primarily due to:

●	The addition of clinical trial sites for NEO100 and NEO212 clinical trials.

●	The increased drug product manufacturing activity to support ongoing and planned clinical trials.

●	The recruitment for NEO212.

●	The start of the clinical trial for NEO100-03 for a Pediatric Indication.

●	Increased patient recruitment efforts.

●	Data lockdown and analysis activities associated with the NEO100-01 clinical trial.

●	Costs associated with designing the Phase 2a trial for NEO212, including meetings and correspondence with the U.S. Food and Drug Administration (“FDA”) regarding the program’s clinical development pathway.

Legal and Professional Expenses

Legal and professional expenses were $2,474,387 and $1,477,909 for the six months ended June 30, 2026 and 2025, respectively. The increase of $996,478 was primarily attributable to investment banking and advisory fees associated with the Company’s capital raising activities. Additionally, the increase reflected incremental legal fees associated with the preparation and filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, its Registration Statement on Form S-3 and related prospectus supplement, the Second Addendum to the Company’s advisory agreement with AFH Holding & Advisory, LLC, the Series A Convertible Preferred Stock issuance, and other corporate and securities matters, as well as increased audit fees associated with the Company’s expanded reporting requirements as a public company.

General and Administrative Expenses

General and administrative expenses were $1,384,267 and $1,833,747 for the six months ended June 30, 2026 and 2025, respectively. The decrease of $449,480 was primarily due to a reduction in advertising and marketing expense in connection with the Company’s direct public listing, a reduction in D&O insurance premiums, and a reduction in rent, travel, and other costs incurred during the six months ended June 30, 2025 in connection with a marketing campaign and in pursuit of a strategic partnership in the Middle East. This decrease was partially offset by an increase in business development and travel costs during the six months ended June 30, 2026.

Stock Based Compensation

Stock-based compensation expense, which is a non-cash expense, for the six months ended June 30, 2026 primarily resulted from the acceleration of vesting of certain outstanding restricted stock awards approved by the Board of Directors in April 2026, which resulted in the recognition of previously unrecognized compensation expense associated with those awards, in addition to the ongoing recognition of the grant date fair value of restricted stock over the applicable service periods for awards not subject to the acceleration. Stock-based compensation expense for the six months ended June 30, 2025 included the recognition of expense from the original grant dates of certain restricted stock through the Listing Date that occurred on March 26, 2025, reflecting a cumulative catch-up upon removal of the listing contingency, in addition to amortization of the grant date fair value of those shares of restricted stock over their respective service periods following the Listing Date. Since stock-based compensation is a non-cash item, it does not affect our cash position or our cash used in operating activities.

Advisory Fee

Advisory fee expense, primarily to a related party, was $4,946,575 and $11,737,806 for the six months ended June 30, 2026 and 2025, respectively. Advisory fee expense for the six months ended June 30, 2026 consisted of fees incurred for advisory services related to our capital financing arrangements pursuant to a letter of intent with AFH (see Note 4). In addition, on June 11, 2026, the Company and AFH entered into a Second Addendum to the Letter of Intent and Advisory Services Agreement, which amends and clarifies the methodology for determining AFH’s annual advisory fee. Under the Second Addendum, effective retroactively to January 1, 2025, AFH is entitled to an annual advisory fee equal to 2.5% of the Company’s fully diluted market capitalization as of December 31 of each fiscal year. As of June 30, 2026, the Company had an outstanding accrued advisory fee – related party balance of approximately $1,600,000 payable to AFH pursuant to the Second Addendum. Advisory fee expense for the six months ended June 30, 2025 was substantially comprised of the $11,328,565 fee earned upon the Listing Date on March 26, 2025 in accordance with the AFH advisory agreement then in effect.

Interest and Other Income

Interest and income was $5,530 and $80,424 for the six months ended June 30, 2026 and 2025, respectively. Interest and other income for the six months ended June 30, 2026 and 2025 related primarily to interest earned in our money market account.

Grant Income

Grant income was $529,901 and $0 for the six months ended June 30, 2026 and 2025, respectively. Grant income for the six months ended June 30, 2026 related to the Company’s two Small Business Technology Transfer (“STTR”) grants from the National Institutes of Health (“NIH”), awarded in August 2025 and September 2025, respectively, pursuant to which the Company’s academic research collaborator at USC serves as subcontractor. The Company recognizes grant income related to the whole portion of allowable costs as incurred and reimbursed by the NIH. There was no comparable grant income during the six months ended June 30, 2025, as the grants were not awarded until the second half of 2025.

Amortization of Debt Issuance Costs

Amortization of debt issuance costs was $360,116 and $360,200 for the six months ended June 30, 2026 and 2025, respectively. Amortization of debt issuance costs in both periods primarily reflected the ongoing amortization of debt issuance costs associated with the warrants issued in connection with the line of credit with HCWG.

Interest Expense

Interest expense was $1,216,994 and $357,672 for the six months ended June 30, 2026 and 2025, respectively. The increase of $859,322 was primarily related to the short-term OID loan (see Note 6), interest accrued on the Company’s unremitted restricted stock tax withholding obligations, and accrued interest for a litigation matter.

Other Income (Expense)

Other expense was $834,228 and other income was $240,138 for the six months ended June 30, 2026 and 2025, respectively. Other expense for the six months ended June 30, 2026 consisted of penalties and interest accrued in connection with the unremitted income tax withholdings on shares of common stock that were withheld from recipients upon the vesting of restricted stock to satisfy the recipients’ tax obligations. As of June 30, 2026, the Company had not remitted such withholding taxes to the applicable taxing authorities, and accordingly the Company has accrued penalties and interest, which is included within accrued expenses in the condensed consolidated balance sheets.

Loss on change in fair value of derivative liability related to Series A preferred stock

Loss on change in fair value of derivative liability related to Series A Preferred Stock was $61,321 and $0 for the six months ended June 30, 2026 and 2025, respectively. In connection with the issuance of the Company’s Series A Convertible Preferred Stock during the three months ended June 30, 2026, the Company bifurcated an embedded variable-rate conversion feature as a derivative liability, which is remeasured to fair value at each reporting period using a Monte Carlo simulation model, with changes in fair value recognized in the condensed consolidated statements of operations. The loss recognized during the three months ended June 30, 2026 reflects the change in fair value of the derivative liability between the issuance date and June 30, 2026 (see Note 8). There was no comparable activity during the six months ended June 30, 2025, as the Series A Preferred Stock was not issued until the current period.

Gain on Change in Fair Value of Derivative Liability

Gain on change in fair value of derivative liability was $2,801 and $0 for the six months ended June 30, 2026 and 2025, respectively. The derivative liability is created from the settlement feature embedded in the Company’s equity line of credit agreement with Mast Hill Fund, LP. Under the agreement, shares of common stock are purchased at a discount due to the five-day settlement period between the commitment date and the issuance date. This discount feature creates a variable settlement mechanism that is required to be accounted for as a derivative liability. The gain represents the change in fair value of this derivative liability from each draw under the agreement through the corresponding settlement date. There were no draws under the equity purchase agreement during the six months ended June 30, 2025, and no related loss was recognized in that period.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	For the Six Months Ended June 30,
	2026	2025	Change
Net cash provided by (used in):
Operating activities	$(11,756,954)	$(10,964,226)	$(792,728)
Financing activities	13,671,645	11,024,372	2,647,273
Net increase in cash	$1,914,691	$60,146	$1,854,545

Operating Activities

During the six months ended June 30, 2026, net cash used in operating activities was $11,756,954, consisting primarily of our net loss of $23,059,976, offset by stock-based compensation of $8,384,311, accretion of original issue discount on the convertible promissory notes of $714,600, amortization of debt issuance costs of $360,116, amortization of right of use asset of $38,996, amortization of intangible asset of $18,519, transaction costs expensed on the issuance of Series A Convertible Preferred Stock of $127,478, loss on change in fair value of derivative liability related to Series A Convertible Preferred Stock of $61,321, an increase in accrued expense of $2,261,282, and an increase in accounts payable of $582,222. These were offset by decreases in accrued advisory fee of $100,566, accounts payable – related parties of $197,762, and lease liability of $33,596, an increase in prepaid expenses and other of $824,168, an increase in deferred offering costs of $86,930, and a gain on change in fair value of derivative liability of $2,801.

During the six months ended June 30, 2025, net cash used in operating activities was $10,964,226, consisting primarily of our net loss of $38,006,186, offset by stock-based compensation of $20,923,850, accretion of original issue discount on the bridge loan – related party of $300,000, amortization of debt issuance costs of $769,441, amortization of right of use asset of $18,153, an increase in accrued advisory fee of $5,882,710, and an increase in accounts payable – related parties of $45,350. These were offset by an increase in prepaid expenses and other of $350,134, a decrease in other assets of $47,177, a decrease in accrued compensation of $479,775, and a decrease in lease liability of $20,458.

Financing Activities

During the six months ended June 30, 2026, cash provided by financing activities was $13,671,645, consisting primarily of proceeds from the issuance of common stock and warrants in connection with our PIPE financing of $15,071,783, proceeds from the issuance of Series A Convertible Preferred Stock of $5,000,000, and proceeds from sales of common stock under the equity purchase agreement of $666,528, offset by the repayment of the OID loan of $6,666,667 and payment of issuance costs related to the Series A Convertible Preferred Stock of $400,000.

During the six months ended June 30, 2025, cash provided by financing activities was $11,024,372 consisting primarily of proceeds from the sale of common stock of $11,324,372 and proceeds from related party loans of $300,000, offset by repayment of related party loans of $600,000.

Liquidity and Capital Resources

Sources of Liquidity/Going Concern

Since our inception, we have funded our operations through the sale and issuance of common stock and debt financings from related and third parties. Our historical sources of liquidity, including the issuances of common stock under our private placements, sales under the Equity Purchase Agreement with Mast Hill Fund, LP, the line of credit with HCWG, and our convertible debt financings, are described in the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these arrangements during the six months ended June 30, 2026 except as described below.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since our inception, we have not generated any revenue from product sales or any other sources, except humanitarian use, and we have incurred significant operating losses. We have not yet commercialized any products, and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. As reflected in the accompanying condensed consolidated financial statements, we have incurred recurring net losses since our inception. For the six months ended June 30, 2026, we incurred a net loss of $23,059,976, and we had an accumulated deficit of $135,814,631 at June 30, 2026. At June 30, 2026, we had cash totaling $1,973,420. These factors raise substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our strategies, such as executing additional licensing contracts. The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In January 2026, the Company entered into the first of a series of related Securities Purchase Agreements providing for the issuance, in one or more closings, of up to an aggregate of 2,222,222 shares of common stock and warrants to purchase up to 2,222,222 shares of common stock at an exercise price of $9.00 per share, for aggregate gross proceeds of up to approximately $16,000,000. During the six months ended June 30, 2026, we completed closings under three Securities Purchase Agreements for an aggregate of 2,093,305 shares of common stock and warrants to purchase 2,093,305 shares of common stock, resulting in gross proceeds of $15,071,783. The offering of securities under the PIPE Financing terminated on April 30, 2026.

In June 2026, the Company entered into a Securities Purchase Agreement providing for the issuance of shares of Series A Convertible Preferred Stock for aggregate gross proceeds of $5,000,000. During the six months ended June 30, 2026, the Company completed the closing under the Securities Purchase Agreement, resulting in gross proceeds of $5,000,000 and net proceeds of approximately $4,600,000, after deducting issuance costs of $400,000. See Note 8 to the condensed consolidated financial statements for additional information regarding the terms of the Series A Convertible Preferred Stock.

While the proceeds from the PIPE Financing and the Series A Convertible Preferred Stock financing have provided additional liquidity during the six months ended June 30, 2026, management does not believe these proceeds, together with the Company’s other available resources, are sufficient to fund operations for at least twelve months from the date of issuance of these financial statements, and substantial doubt about the Company’s ability to continue as a going concern therefore remains, as discussed above.

The ability to continue as a going concern is dependent on us raising additional capital and attaining and maintaining profitable operations in the future to meet our obligations and repay our liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and licensing income and we expect to continue to rely on these sources of capital in the future. We have the following financing facilities available to us:

●	On October 11, 2024, the Company entered into a Line of Credit Agreement (“the Agreement”) with HCWG for borrowings of up to $10.0 million. No amounts have been borrowed under the facility through June 30, 2026.

●	On October 22, 2024, we entered into an equity purchase agreement (the “Equity Purchase Agreement”) with Mast Hill Fund, LP (“Mast Hill”) pursuant to which the Company may sell and issue to the investor, and the investor may purchase from the Company, up to $50,000,000 of Company’s common shares. During the six months ended June 30, 2026, the Company sold 76,648 shares of common stock at prices ranging from $8.40 to $8.97 per share under the Equity Purchase Agreement, resulting in net proceeds of $663,727.

●	On April 2, 2026, the Company filed a shelf registration statement on Form S-3, pursuant to which the Company may offer and sell up to $300,000,000 of common stock, preferred stock, debt securities, warrants, and units, from time to time. In connection with the Shelf Registration Statement, the Company entered into an At-the-Market Equity Offering Sales Agreement (the “ATM Agreement”) with BTIG, LLC and Alliance Global Partners, as sales agents, pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $75,000,000, subject to any applicable limits when using Form S-3. During the six months ended June 30, 2026, the Company did not sell any shares of common stock under the ATM Agreement.

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

We intend to finance our operations over the next 12 months primarily through existing cash balances and the proceeds from the funds available through our Line of Credit Agreement with HCWG, sales under the Equity Purchase Agreement, and sales under the ATM Agreement, each as described above. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on a number of factors, including:

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

Series A Convertible Preferred Stock

We consider the accounting for our Series A Convertible Preferred Stock a critical accounting estimate. Management exercised significant judgment in determining that the Series A Convertible Preferred Stock should be classified as permanent equity under ASC 480, and that the embedded variable-rate conversion feature should be bifurcated and separately accounted for as a derivative liability under ASC 815. The derivative liability is initially recorded at fair value, with subsequent changes in fair value recognized in the condensed consolidated statements of operations at each reporting period. The fair value of the derivative liability is estimated using a Monte Carlo Simulation model, which requires significant judgment in the selection of key inputs, including expected volatility, risk-free interest rate, the probability and timing of conversion events, and the fair value of our common stock. Expected volatility is estimated based on the historical volatility of a peer group of guideline public companies, given our limited trading history as a public company. Changes in these assumptions, particularly expected volatility, stock price, and the probability and timing of conversion, can materially affect the estimated fair value of the derivative liability and our reported results of operations in any given period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. However, we have contracted with and may continue to contract with foreign vendors that are located in Europe, Middle East, and India. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and six months ended June 30, 2026 or 2025.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, and due to material weaknesses in our internal control over financial reporting related to; controls over segregation of duties, entity level controls over the risk assessment, information and communication and monitoring process, financial controls over all significant transaction classes, controls over authorization and tracking of related party transactions and controls over information technology over user access and provisioning, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published consolidated financial statements. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025, management concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to the material weaknesses described therein. As of June 30, 2026, those material weaknesses have not been fully remediated.

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

Management has initiated steps to remediate these material weaknesses, including:

●	engaged an information technology controls consultant to assess and remediate deficiencies in user access management;

●	implemented a new enterprise resource planning system, migrating our accounting records and financial close processes from QuickBooks Online to NetSuite, to enhance the design and operation of controls over our chart of accounts, transaction-level account mapping, and financial reporting processes;

●	enhanced our company-wide risk assessment and internal communication processes;

●	expanded and improved our review process for complex securities and related accounting standards;

●	engaged with third-party professionals to consult on complex accounting applications in conformity with U.S. GAAP;

●	implement a formal related party transaction policy requiring the identification of related party transactions by the Audit Committee;

●	hired a Chief Accounting Officer (“CAO”) with technical accounting expertise to strengthen financial reporting oversight, internal control environment, and accounting operations; and

●	consider additional staff with the requisite experience and training to supplement existing accounting professionals.

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

In 2023, the Company sent notice to OEP indicating their intent to terminate the Agreement with OEP, after which OEP threatened litigation. On February 15, 2024, OEP and the Company entered into a settlement agreement whereas the Company and OEP terminated the Agreement in exchange for a payment in the amount of $4,000,000 payable by the Company to OEP within ten days of the date the Company completes its initial public offering. The settlement agreement provides for interest accruing on the unpaid balance. The Company had a litigation settlement payable of $4,378,904 and $4,170,000 in the accompanying condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively. As of the date of this filing, the Company has not paid the litigation settlement amount.

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

On March 31, 2024, Fox Infused agreed to extend the payment until May 15, 2024 in exchange for an additional $25,000 payable on demand. The Company did not make the payment, and on July 25, 2024, the arbitrator granted interest at the statutory rate of 10% per annum on the unpaid balance commencing May 15, 2024. The Company remained in default through December 31, 2025, with the total obligation, including accrued interest, included in litigation settlement payable in the accompanying condensed consolidated balance sheets at that date. Fox Infused initiated default proceedings against the Company, which resulted in direct and indirect costs to the Company in defending and responding to such proceedings. In February 2026, the Company satisfied this obligation in full by paying the settlement amount plus accrued interest, for a total payment of $737,921. As of June 30, 2026, no remaining liability associated with this settlement was outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended June 30, 2026, the Company issued the following unregistered securities:

In April 2026, we issued 277,777 shares of common stock and warrants to purchase 277,777 shares of common stock at an exercise price of $9.00 per share to one accredited investor in a private placement at a per-share unit purchase price of $7.20, for aggregate gross proceeds of $2,000,000, pursuant to the Securities Purchase Agreement dated April 20, 2026.

In June 2026, pursuant to a Securities Purchase Agreement dated June 11, 2026, the Company issued 6,000 shares of Series A Convertible Preferred Stock to two accredited investors for aggregate gross proceeds of $5,000,000.

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

Recent Sales of Registered Securities

None.

Use of Proceeds

Not applicable.

Repurchases

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

On December 18, 2025, Yousha Neman-Ebrahim, Chief Clinical Officer, adopted a written plan for the sale of shares of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 25% of the net shares of common stock issued to Mr. Neman-Ebrahim upon each vesting of shares of restricted stock, with the actual number of shares subject to each sale to be determined at the time of the applicable vesting event. The plan will expire on March 18, 2027, or on any earlier date on which all of the shares authorized for sale have been sold.

On December 18, 2025, Axel Schonthal, Directors, adopted a written plan for the sale of up to 8,000 shares of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan will expire on January 17, 2027, or on any earlier date on which all of the shares have been sold.

On June 16, 2026, Thomas Chen, Founder and Chief Medical Officer, adopted a written plan for the sale of up to 40,000 shares of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan will expire on September 15, 2027, or on any earlier date on which all of the shares have been sold.

On June 16, 2026, Keithly Garnett, Chief Financial Officer, adopted a written plan for the sale of up to 50,000 shares of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan will expire on September 15, 2027, or on any earlier date on which all of the shares have been sold.

On June 16, 2026, David Choi, Chief Accounting Officer, adopted a written plan for the sale of up to 22,000 shares of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan will expire on September 15, 2027, or on any earlier date on which all of the shares have been sold.

On June 17, 2026, Jim Delshad, Directors, adopted a written plan for the sale of up to 15,000 shares of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan will expire on September 16, 2027, or on any earlier date on which all of the shares have been sold.

On June 23, 2026, Ming-Fu Chiang, Directors, adopted a written plan for the sale of up to 55,000 shares of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan will expire on September 26, 2027, or on any earlier date on which all of the shares have been sold.

Other than as noted above, none of our directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the three months ended June 30, 2026.

Item 6. Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed on Form 8-K filed by the Registrant on March 27, 2025)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 filed on Form 8-K filed by the Registrant on March 27, 2025)
3.3	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 filed on Form 8-K filed by the Registrant on June 12, 2026)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
4.2	Fourth Amended & Restated Promissory Note, dated December 4, 2023, by NeOnc Technologies Holdings, Inc. and Holders (incorporated by reference to Exhibit 4.2 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
4.3	Promissory Note, dated October 11, 2024, by NeOnc Technologies Holdings, Inc. and HCWG LLC (incorporated by reference to Exhibit 4.3 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
4.4	Common Stock Purchase Warrant, dated October 11, 2024, by NeOnc Technologies Holdings, Inc. and HCWG LLC (incorporated by reference to Exhibit 4.4 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
4.5	Promissory Note, dated February 25, 2025, by NeOnc Technologies Holdings, Inc. and Amir Heshmatpour (incorporated by reference to Exhibit 4.5 filed with the Registration Statement on Form S-1/A filed by the Registrant on February 26, 2025)
4.6	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on July 22, 2025)
4.7	Form of Warrant (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on January 29, 2026)
4.8	Form of Warrant (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on March 3, 2026)
4.9	Form of Warrant (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on March 23, 2026)
4.10	Form of Warrant (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on April 24, 2026)
10.1	Equity Distribution Agreement among the Company, BTIG LLC, and A.G.P./Alliance Global Partners dated as of April 10, 2026 (incorporated by reference to Exhibit 1.1 filed with the Form 8-K filed by the Registrant on April 10, 2026)
10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on April 24, 2026)
10.3	Form of Securities Purchase Agreement dated June 10, 2026 (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on June 12, 2026)
10.4*	Second Addendum to Letter of Intent and Advisory Services Agreement dated June 11, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Los Angeles, California, on August 10, 2026.

NEONC TECHNOLOGIES HOLDINGS, INC.

By:	/s/ Amir Heshmatpour
Name:	Amir Heshmatpour
Title:	Chief Executive Officer and President

As required under the Securities Act of 1933, this Quarterly Report on Form 10-Q has been signed below by the following persons, in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Amir Heshmatpour	Chief Executive Officer	August 10, 2026
Amir Heshmatpour	(Principal Executive Officer)

/s/ Keithly Garnett	Chief Financial Officer	August 10, 2026
Keithly Garnett	(Principal Financial Officer)