Form 10-Q
period 2026-09-30
NEONC TECHNOLOGIES HOLDINGS, INC.
filed 2026-11-05
CIK 1979414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

There were 28,850,588 shares of common stock outstanding as of November 5, 2026.

Cautionary Note Regarding Forward-Looking Statements

In this report, the term “Company”, “we”, “us”, and “our” refers to NEONC TECHNOLOGIES HOLDINGS, INC. and its wholly-owned subsidiaries.

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

i

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

ii

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NEONC TECHNOLOGIES HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$6,166,342	$58,729
Deferred offering costs	206,848	75,082
Debt issuance costs – current	671,804	671,804
Prepaid expenses and other current assets	1,193,183	444,849
Prepaid expenses and other current assets – related parties	218,247	138,247
Total Current Assets	8,456,424	1,388,711
Non-Current Assets
Debt issuance costs – net of current portion	22,854	526,701
Right of use asset – operating lease	303,292	361,045
Intangible assets, net	474,537	500,000
Other assets	47,177	47,177
Total Assets	$9,304,284	$2,823,634

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$3,797,764	$2,857,597
Accounts payable – related parties	26,115	515,664
Accrued advisory fee – related party	2,727,945	1,757,141
Accrued expenses – related parties	361,535	480,422
Accrued restricted stock tax withholdings obligations	9,611,049	2,769,482
Accrued expenses and other current liabilities	1,187,456	745,118
Litigation settlement payable	4,454,521	4,892,059
Convertible promissory notes, net of discount	-	5,952,066
Lease liability, current	75,002	71,131
Total Current Liabilities	22,241,387	20,040,681

Long Term Liabilities
Lease liability, net of current portion	235,212	290,682
Total Liabilities	22,476,599	20,331,363

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	-	-
Additional paid in capital - preferred	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 28,850,588 and 21,990,688 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2,887	2,198
Treasury stock, 1,079,543 shares and 302,766 shares of common stock at September 30, 2026 and December 31, 2025, respectively	(7,921,738)	(2,706,307)
Additional paid in capital	135,001,376	97,951,035
Accumulated deficit	(140,254,840)	(112,754,655)
Total Stockholders’ Deficit	(13,172,315)	(17,507,729)

Total Liabilities and Stockholders’ Deficit	$9,304,284	$2,823,634

See accompanying notes to the condensed consolidated financial statements.

NEONC TECHNOLOGIES HOLDINGS, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Expenses:
Research and development	$1,307,468	$715,038	$5,243,477	$2,350,602
Legal and professional	894,752	276,378	3,369,139	1,754,287
General and administrative	636,620	902,985	2,020,888	2,736,732
Stock based compensation	267,565	5,040,246	8,651,875	25,964,096
Advisory fees – principally related parties	2,727,945	-	7,674,520	11,737,806
Total Operating Expenses	5,834,350	6,934,647	26,959,899	44,543,523
Loss From Operations	(5,834,350)	(6,934,647)	(26,959,899)	(44,543,523)

Other Income (Expense):
Interest income	15,412	6,815	20,942	327,377
Grant income	95,044	-	624,945	-
Amortization of debt issuance costs	(167,951)	(438,111)	(528,067)	(798,311)
Interest expense	(97,508)	(869,815)	(1,314,502)	(1,227,487)
Other income (expense)	(105,651)	-	(939,879)	-
Change in fair value of derivative liability related to Series A preferred stock	1,654,795	-	1,593,474	-
Gain (loss) on change in fair value of derivative liability through equity line of credit	-	(380,162)	2,801	(380,162)
Net Loss	$(4,440,209)	$(8,615,920)	$(27,500,185)	$(46,622,106)

Deemed dividend - redemption of Series A Convertible Preferred Stock	(2,655,996)	-	(2,655,996)	-
Deemed dividend - down round adjustment of warrants	(177,930)		(177,930)
Net loss attributable to common stockholders	$(7,274,135)	$(8,615,920)	$(30,334,111)	$(46,622,106)

Loss per share:
Net loss per share attributable to common stockholders - basic and diluted	$(0.28)	$(0.45)	$(1.23)	$(2.48)
Weighted average number of common shares outstanding during the period - basic and diluted	25,782,050	19,211,745	24,590,214	18,787,603

See accompanying notes to the condensed consolidated financial statements.

NEONC TECHNOLOGIES HOLDINGS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

Nine Months Ended September 30, 2025

		Common Stock			Additional Paid In		Accumulated	Total Stockholders’
		Shares		Amount	Capital		Deficit	Deficit
Balance as of December 31, 2024	-	-	18,090,526	$1,809	$45,101,675	-	$(50,608,445)	$(5,504,961)
Sale of common stock, net of offering costs			727,750	73	10,252,425		-	10,252,498
Common stock issued for advisory services			46,000	5	557,055		-	557,060
Cashless exercise of warrants			162,500	16	(16)		-	-
Stock based compensation			-	-	17,397,774		-	17,397,774
Net loss	-	-	-	-	-	-	(32,326,016)	(32,326,016)
Balance as of March 31, 2025	-	-	19,026,776	1,903	73,308,913	-	(82,934,461)	(9,623,645)
Share based compensation			-	-	3,526,076		-	3,526,076
Other					(37,755)		-	(37,755)
Net loss	-	-	-	-	-	-	(5,680,170)	(5,680,170)
Balance as of June 30, 2025	-	-	19,026,776	1,903	76,797,234	-	(88,614,631)	(11,815,494)
Stock based compensation			-	-	5,040,246		-	5,040,246
Common stock issued for equity line of credit			447,527	45	3,576,853		-	3,576,898
Net loss	-	-	-	-	-	-	(8,615,920)	(8,615,920)
Balance as of September 30, 2025	-	-	19,474,303	$1,948	$85,414,333	-	$(97,230,551)	$(11,814,270)

See accompanying notes to the condensed consolidated financial statements.

NEONC TECHNOLOGIES HOLDINGS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

Nine Months Ended September 30, 2026

	Preferred Stock		APIC	Common Stock		Additional Paid In	Treasury	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Preferred	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2025	-	$-	$-	21,990,688	$2,198	$97,951,035	302,766	$(2,706,307)	$(112,754,655)	$(17,507,729)
Common stock issued for advisory services	-	-	-	5,000	1	(1)	-	-	-	-
Restricted share grants released from restrictions	-	-	-	937,347	94	(94)	-	-	-	-
Common stock issued for equity line of credit	-	-	-	76,648	8	663,719	-	-	-	663,727
Common stock issued for private placement	-	-	-	1,815,528	182	7,814,463	-	-	-	7,814,645
Warrants issued for private placement	-	-	-	-	-	5,257,138	-	-	-	5,257,138
Stock based compensation	-	-	-	-	-	2,732,398	-	-	-	2,732,398
Tax effect related to net share settlement of equity awards	-	-	-	-	-	-	394,204	(3,371,412)	-	(3,371,412)
Net loss	-	-	-	-	-	-	-	-	(8,819,932)	(8,819,932)
Balance as of March 31, 2026	-	-	-	24,825,211	2,483	114,418,658	696,970	(6,077,719)	(121,574,587)	(13,231,165)
Series A preferred shares issued, net of derivative allocation and issuance costs	6,000	1	3,134,003	-	-	-	-	-	-	3,134,004
Restricted share grants released from restriction	-	-	-	830,377	83	(83)	-	-	-	-
Common stock issued for private placement	-	-	-	277,777	28	1,179,243	-	-	-	1,179,271
Warrants issued for private placement	-	-	-	-	-	820,729	-	-	-	820,729
Stock based compensation	-	-	-	-	-	5,651,913	-	-	-	5,651,913
Tax effect related to net share settlement of equity awards	-	-	-	-	-	-	382,573	(1,844,019)	-	(1,844,019)
Net loss	-	-	-	-	-	-	-	-	(14,240,044)	(14,240,044)
Balance as of June 30, 2026	6,000	$1	$3,134,003	25,933,365	2,594	$122,070,460	1,079,543	$(7,921,738)	$(135,814,631)	$(18,529,311)
Redemption of Series A convertible preferred stock	(6,000)	(1)	(3,134,003)	-		-	-	-	-	(3,134,004)
Deemed dividend on redemption of Series A convertible preferred stock	-	-	-	-	-	(2,655,996)	-	-	-	(2,655,996)
Restricted share grants released from restrictions	-	-	-	3,000	1	(1)	-	-	-	-
Issuance of common stock under at-the-market offering, net of offering costs	-	-	-	258,300	26	1,200,642	-	-	-	1,200,668
Issuance of common stock in registered direct offering, net of offering costs	-	-	-	2,610,715	261	5,543,831	-	-	-	5,544,092
Issuance of pre-funded warrants and common warrants in registered direct offering, net of offering costs	-	-	-	-	-	8,330,824	-	-	-	8,330,824
Issuance of common stock for services	-	-	-	45,208	5	249,995	-	-	-	250,000
Offering costs charged to additional paid-in capital	-	-	-	-	-	(5,944)	-	-	-	(5,944)
Stock based compensation	-	-	-	-	-	267,565	-	-	-	267,565
Net loss	-	-	-	-	-	-	-	-	(4,440,209)	(4,440,209)
Balance as of September 30, 2026	-	$-	$-	28,850,588	$2,887	$135,001,376	1,079,543	$(7,921,738)	$(140,254,840)	$(13,172,315)

See accompanying notes to the condensed consolidated financial statements.

NEONC TECHNOLOGIES HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(27,500,185)	$(46,622,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of original issue discount on bridge loans - related party	-	300,000
Accretion of original issue discount on convertible promissory note	714,601	820,794
Amortization of intangible asset - patent	25,463	-
Amortization of right of use asset	57,753	36,461
Stock based compensation - restricted stock	8,651,875	25,964,096
(Gain) loss on change in fair value of derivative liability	-	380,162
(Gain) loss on change in fair value of derivative liability related to Series A preferred stock	(1,593,474)	-
Transaction costs expensed on issuance of Series A preferred stock	127,478	-
Increase in deferred offering costs	(161,930)	-
Amortization of debt issuance costs	528,067	1,161,311
Changes in operating assets and liabilities:
Prepaid expenses	(828,334)	(267,160)
Other assets	-	(47,177)
Accrued compensation	(255,108)	(479,775)
Lease liability	(51,599)	(37,229)
Accrued advisory fee	970,804	3,675,569
Accounts payable	1,190,168	-
Accounts payable and accrued expense – related parties	(608,437)	(1,657,722)
Accrued expense	1,886,044	-
Net cash used in operating activities	(16,846,814)	(16,772,776)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of costs	-	11,324,372
Proceeds from issuance of common stock under at-the-market offering, net of offering costs	1,200,668	-
Proceeds from issuance of common stock and warrants – PIPE financing	15,071,783	-
Proceeds from registered direct offering, net of offering costs	13,874,916	-
Proceeds from related party loan	-	300,000
Repayment of related party loan	-	(600,000)
Repayment of OID loan	(6,666,667)	-
Proceeds from issuance of convertible promissory notes	-	4,000,000
Proceeds from issuance of Series A convertible preferred stock	5,000,000	-
Payment of issuance costs - Series A Preferred Stock	(400,000)	-
Redemption of Series A Convertible Preferred Stock	(5,790,000)	-
Proceeds from sale of common stock pursuant to equity purchase agreement	663,727	3,196,736
Net cash provided by financing activities	22,954,427	18,221,108

Net increase in cash and cash equivalents	6,107,613	1,448,331
Cash and cash equivalents - beginning of period	58,729	64,893
Cash and cash equivalents - end of period	$6,166,342	$1,513,225

Supplemental cash flow disclosures:
Interest paid on OID loan payment	$2,666,667	$-
Interest paid on litigation settlement payment	$112,921	$-
Supplemental disclosure of non-cash financing activities:
Original issue discount on bridge loan - related party	$-	$300,000
Financed insurance premiums	$357,534	$-
Share issued in connection with advisory services	$-	$557,060
Common stock issued in settlement of services	$250,000	$-
Right of use asset, at lease commencement	$-	$415,970
Reclassification of deferred offering costs to APIC at the completion of the offering	$-	$1,391,580

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

On August 6, 2025, the Company incorporated NuroMENA Holdings Ltd. (“NuroMENA”), which is a wholly-owned subsidiary of NTHI established as part of the United Arab Emirates structure to oversee regional clinical operations, partnerships, and innovation in the Middle East and North Africa. NuroMENA was inactive through September 30, 2026.

On August 18, 2025, the Company executed a Share Exchange Agreement with Dr. Ishwar K. Puri and Beth R. Levinson, acquiring 100% of the membership interests of JandB, which became a wholly-owned subsidiary of the Company. The 120,000 shares of common stock to be issued under the Share Exchange Agreement were not issued as of September 30, 2026.

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

On March 26, 2025, the Company was listed (“Listing”) on the Nasdaq Global Market.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2026, the Company had cash totaling $6,166,342. For the three and nine months ended September 30, 2026, the Company incurred a net loss of $4,440,209 and $27,500,185, respectively, and the Company had an accumulated deficit of $140,254,840 at September 30, 2026.

The Company has financed its operations to date primarily through sales of common stock and warrants, the issuance of preferred stock, stockholder loans, and related party bridge loans. In January 2026, the Company entered into a series of related Securities Purchase Agreements providing for the issuance of up to an aggregate of 2,222,222 shares of common stock and warrants to purchase up to 2,222,222 shares of common stock for gross proceeds of approximately $16 million. As of September 30, 2026, the Company had completed closings under these agreements for an aggregate of 2,093,305 shares of common stock and warrants to purchase 2,093,305 shares of common stock, resulting in gross proceeds of approximately $15.1 million (see Note 8).

In June 2026, the Company entered into and closed a Securities Purchase Agreement providing for the issuance of shares of Series A Convertible Preferred Stock for aggregate gross proceeds of $5,000,000. See Note 8 to the condensed consolidated financial statements for additional information regarding the terms of the Series A Convertible Preferred Stock.

In September 2026, the Company entered into a securities purchase agreement with certain institutional investors for a registered direct offering of 2,610,715 shares of common stock, pre-funded warrants to purchase up to 960,715 shares of common stock, and accompanying warrants to purchase up to 3,571,430 shares of common stock. The pre-funded warrants have an exercise price of $0.0001 per share and are exercisable immediately until exercised in full. The warrants have an exercise price of $4.20 per share, are exercisable immediately upon issuance, and expire 5 years from the date of issuance. The offering closed on September 10, 2026, resulting in gross proceeds of approximately $15.0 million and net proceeds of approximately $13.9 million after deducting placement agent fees and other offering costs. The warrants and pre-funded warrants are classified as equity (see Note 8).

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments consisting only of normal recurring adjustments of the Company, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2026 and December 31, 2025, and the results of operations and cash flows for the three and nine months ended September 30, 2026 and 2025. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

The unaudited condensed consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, the condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of interim periods and may not include all disclosures required by GAAP. The information as of September 30, 2026, and for the three and nine months ended September 30, 2026 and 2025, is unaudited, whereas the condensed consolidated balance sheet as of December 31, 2025, is derived from the Company’s audited consolidated financial statements as of that date. These condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026.

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

Cash and cash equivalents

Cash and cash equivalents are comprised of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase. As of September 30, 2026 and December 31, 2025, the Company had money market funds of approximately $4,800,000 and $2,000, respectively.

Deferred offering costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A “Expenses of Offering”. If planned offerings are terminated, the related capitalized deferred offering costs are written off.

Offering costs consist of legal, registration, and other fees directly attributable to equity offerings. Costs related to the Company’s shelf registration statement on Form S-3 and at-the-market offering program are capitalized and charged to additional paid-in capital pro rata as securities are sold. At September 30, 2026, costs incurred in connection with the equity purchase agreement have been charged against additional paid-in capital. Any deferred costs remaining upon expiration or termination of the related offering are expensed (see Note 8).

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

During the nine months ended September 30, 2026, the Company placed into service an intangible asset with a carrying value of approximately $500,000 that was acquired in October 2025. The Company has determined the estimated useful life of the intangible assets to be 18 years. Amortization expense for the three and nine months ended September 30, 2026 was $6,944 and $25,463, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations. No impairment was recognized during the three and nine months ended September 30, 2026.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value and is charged to expense in the period of impairment. During the nine months ended September 30, 2026 no impairments were recognized.

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

The derivative liability associated with the Series A Convertible Preferred Stock (see Note 8) was measured at fair value on a recurring basis and is classified as Level 3 within the fair value hierarchy, as its valuation requires significant unobservable inputs, including expected volatility, risk-free rate, and the timing and probability of conversion and reset events, estimated using a Monte Carlo simulation model. In September 2026, upon redemption of all outstanding shares of Series A Convertible Preferred Stock, the derivative liability was remeasured to fair value and derecognized. No derivative liability associated with the Series A Convertible Preferred Stock was outstanding at September 30, 2026.

The derivative liability associated with the equity purchase agreement is measured at fair value on a recurring basis and is classified as Level 3 within the fair value hierarchy, as its valuation requires significant unobservable inputs using a probability-weighted Binomial Lattice and Black-Scholes framework. The warrants and pre-funded warrants issued in the registered direct offering and under the January 2026 Securities Purchase Agreements are classified as equity and are not subsequently remeasured (see Note 8).

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

The Company did not recognize any revenue during the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2026, the Company received $0 and $20,000, respectively, related to compassionate use fees of NEO100, which was recorded as a reduction of research and development expense. During the three and nine months ended September 30, 2025, the Company received $0 and $39,990, respectively, related to compassionate use fees of NEO100, which has been reclassified from revenue to a reduction of research and development expense to conform to the current period presentation. This reclassification had no effect on net loss, total stockholders’ deficit, or cash flows for the nine months ended September 30, 2025.

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

Accounting for Government Grants

Grant Income

The Company generates grant income through grants from government organizations. As there is no authoritative guidance under GAAP on accounting for grants to for-profit business entities from government entities, the Company accounts for government assistance by applying the principles of International Accounting Standards Topic 20, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). Under IAS 20, government grants are recognized when there is reasonable assurance that the grant will be received and that all conditions related to the grant will be met.

Grant income is recognized in other income (expense) in the period in which the reimbursable research and development services are incurred and the right to payment is realized. The income from National Institutes of Health (“NIH”) grants is based upon subcontractor costs and internal costs incurred that are specifically covered by the grants, plus a facilities and administrative rate that provides funding for overhead expenses. The Company presents grant income on a gross basis, recognizing income for its own allowable costs incurred, while costs incurred by USC as subcontractor are recognized as research and development expense, with a corresponding subcontract payable to USC, rather than being netted against grant income.

Grant Receivables

Grant receivables relate to outstanding amounts due for reimbursable expenditures of awarded grants issued by the National Institute on Aging (“NIA”) a division of the National Institutes of Health (“NIH”) and are carried at their estimated collectible amounts. The amounts were billed in the month subsequent to period end and collected shortly thereafter. The Company expects all receivables to be collectible, and accordingly, there is no allowance for doubtful accounts required on these grant receivables. Grant receivables are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

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

Net loss per share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common stock outstanding during the period. For periods in which the Company reports a net loss, the diluted net loss per share is the same as basic net loss per share. The pre-funded warrants issued in the registered direct offering are included in the weighted-average number of shares of common stock outstanding from their issuance date, as they are exercisable for nominal consideration.

For the three and nine months ended September 30, 2026, there were 620,666 unvested shares of restricted stock and 5,814,735 warrants outstanding, which were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2025, there were 3,010,000 shares of unvested restricted stock and 150,000 warrants outstanding, which were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

Income taxes

The Company recognizes federal, state, and foreign current tax liabilities or assets based on its estimate of taxes payable to or refundable by tax authorities in the current fiscal year. For the three and nine months ended September 30, 2026 and 2025, there is no current tax provision due to losses generated. The Company also recognizes federal and state deferred tax liabilities or assets based on the Company’s estimate of future tax effects attributable to temporary differences and carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled.

Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. The Company evaluates deferred income taxes quarterly to determine if valuation allowances are required by considering available evidence. If the Company is unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to increase its valuation allowance against its deferred tax assets which could result in an increase in the Company’s effective tax rate and an adverse impact on operating results. The Company will continue to evaluate the necessity of the valuation allowance based on the remaining deferred tax assets. The difference between the statutory and effective rates for the three and nine months ended September 30, 2026 and 2025 is a result of the Company applying a full valuation allowance against any deferred tax assets as a result of net operating losses due to uncertainties surrounding the usability of such net operating losses. The ability to utilize such net operating loss carry forwards may be limited due to possible changes in ownership as defined under Internal Revenue Code section 382.

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

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. The Company reclassified $39,990 of previously reported revenue for the nine months ended September 30, 2025, related to compassionate use of NEO100, to a reduction of research and development expense. In addition, the Company separated certain previously combined balance sheet captions as of December 31, 2025 as follows: (i) accounts payable – related parties was separated into accounts payable – related parties and accrued expenses – related parties, and (ii) accounts payable and accrued expenses was separated into accounts payable, and accrued expenses and other current liabilities, with accrued compensation previously presented separately now included within accrued expenses and other current liabilities. Such reclassifications did not impact net loss, total stockholders’ deficit, or cash flows as previously reported.

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants received by business entities. The ASU distinguishes between grants related to assets and grants related to income and requires recognition of a grant when it is probable the entity will comply with the conditions of the grant and the grant will be received. ASU 2025-10 is effective for annual periods beginning after December 15, 2028, and interim periods within those annual periods, with early adoption permitted, and may be applied using a modified prospective, modified retrospective or full retrospective approach. The Company currently accounts for its NIH grants by applying the principles of IAS 20 and is evaluating the impact of ASU 2025-10 on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. As an emerging growth company that has elected the extended transition period, ASU 2023-09 is effective for the Company for fiscal years beginning after December 15, 2025. The ASU affects annual disclosures only, and the Company will adopt it in its Annual Report on Form 10-K for the year ending December 31, 2026. The Company does not expect the adoption to have a material impact on its consolidated financial statements other than expanded income tax disclosures.

There were no other accounting pronouncements adopted during the nine months ended September 30, 2026 that had a material effect on the Company’s condensed consolidated financial statements.

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

The following table summarizes the carrying amount of the Patent as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Gross carrying value	$500,000	$500,000
Accumulated amortization	(25,463)	-
Net carrying amount	$474,537	$500,000

Amortization expense was $6,944 and $0 for the three months ended September 30, 2026 and 2025, respectively, and $25,463 and $0 for the nine months ended September 30, 2026 and 2025, respectively. Estimated future amortization expense related to the Patent is as follows:

Year ending December 31,
2026 (excluding the nine months ended September 30, 2026)	$6,944
2027	27,778
2028	27,778
2029	27,778
2030	27,778
Thereafter	356,481
Total	$474,537

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

On September 16, 2026, the Company and AFH entered into a Third Addendum to the Letter of Intent and Advisory Services Agreement, which increased AFH’s annual advisory fee to 4.0% of the Company’s fully diluted market capitalization, determined as of December 31 of each fiscal year. Under the Third Addendum, the 2026 advisory fee was recalculated at $7,274,520, based on the December 31, 2025 closing share price and approximately 22.0 million fully diluted shares outstanding. As of September 30, 2026, the Company had an outstanding accrued advisory fee – related party balance of $2,727,945 payable to AFH.

During the three and nine months ended September 30, 2026, the Company incurred advisory fee expense of $2,727,945 and $7,674,520, respectively, to AFH for advisory services related to the Company’s capital financing arrangements pursuant to the Second and Third Addendum to the Letter of Intent. There was no comparable advisory fee expense incurred during the three and nine months ended September 30, 2025 other than the $11,328,565 Nasdaq listing fee described above.

Amounts advanced to our Chief Executive Officer and Executive Chairman in excess of reimbursable expenses totaled $80,000 as of September 30, 2026, which are included within prepaid expenses – related parties on the condensed consolidated balance sheets. As of December 31, 2025, reimbursable expenses payable to AFH totaled $351,302, which was included within accrued advisory fee – related party on the condensed consolidated balance sheets.

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

The Company utilizes patent maintenance services from the University of Southern California (“USC”). For the three and nine months ended September 30, 2026, the Company incurred $0 and $38,409, respectively, of expenses related to such services, of which $0 and $38,409, respectively, are recorded within general and administrative expenses in the condensed consolidated statements of operations.

For the three and nine months ended September 30, 2025, the Company incurred $382 and $184,449, respectively, of expenses related to laboratory and patent maintenance services, of which $382 and $164,449, respectively, are recorded within research and development expenses, and $0 and $20,000, respectively, are recorded within general and administrative expenses in the condensed consolidated statements of operations.

As of September 30, 2026 and December 31, 2025, the Company had accrued laboratory and patent maintenance fees payable to USC of $361,535, respectively, which are included within accrued expenses – related parties in the condensed consolidated balance sheets. The accrual represents management’s estimate of amounts payable to USC for laboratory services. USC has not issued invoices for these amounts, and the amount ultimately paid may differ from the accrued amount.

In addition, the Company conducts certain clinical trial activities at USC. These services are provided pursuant to clinical trial agreements entered into in the ordinary course of business on substantially the same terms and conditions as the Company’s agreements with non-related party clinical trial sites. As of December 31, 2025, the Company had outstanding amounts payable to USC for clinical trial services of $283,250, which is included within accounts payable – related parties and accrued expenses – related parties in the condensed consolidated balance sheets.

The Company is a party to two Small Business Technology Transfer grants from the National Institutes of Health, awarded in August 2025 and September 2025, respectively, pursuant to which USC serves as the Company’s academic research subcontractor. As of September 30, 2026, the Company had a corresponding subcontract payable to USC of $26,115 included within accounts payable – related parties in the condensed consolidated balance sheets. (See Note 11)

Accrued compensation

As of September 30, 2026 and December 31, 2025, accrued compensation for the management team, including related payroll taxes, was $0 and $255,099, respectively.

Note 5 – Related Party Loans Payable

Due from Related Party

The Company previously paid legal fees on behalf of HCWG LLC, which resulted in a receivable due from HCWG LLC totaling $138,247 as of September 30, 2026 and December 31, 2025, which is recorded within prepaid expenses – related parties on the condensed consolidated balance sheets.

Advances from Executive Chairman

In February 2025, the Executive Chairman and CEO advanced the Company approximately $300,000. The advances carried a 50% (or 1 times amounts borrowed) original issue discount (“OID”) on the principal. On March 10, 2025, the outstanding balance of $600,000 was repaid. Interest expense of $300,000 was recognized in the condensed consolidated statements of operations for the nine months ended September 30, 2025. There was no comparable activity during the three and nine months ended September 30, 2026.

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

The following table summarizes the activity related to the Notes during the nine months ended September 30, 2026:

As of September 30, 2026
Net carrying value as of December 31, 2025	$5,952,066
Accretion of original issuance discount	714,601
Repayment of note	(6,666,667)
Net carrying value as of September 30, 2026	$-

For the three and nine months ended September 30, 2026, the Company incurred total interest expense of $0 and $725,601, respectively, related to the Notes, which consists of $714,601 from the accretion of OID and $11,000 from the amortization of debt issuance costs. For the three and nine months ended September 30, 2025, the Company recorded $820,794 of accretion of original issue discount within interest expense and $200,000 of amortization of debt issuance costs within amortization of debt issuance costs in the condensed consolidated statements of operations, for total interest expense of $1,020,794 related to the Notes.

Note 7 – Leases

The Company has an operating lease for its office facilities and has no financing leases. The Company previously leased office space under a 24-month operating lease that, as amended on November 27, 2024, expired on January 31, 2025.

In April 2025, the Company entered into a 63-month lease for office space, which calls for a monthly base rent of $6,778, increasing at approximately 3% per annum. The lease liability was computed using an interest rate of 3.72%, and as of September 30, 2026, the lease has a remaining 45 months. In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the lease term. The Company’s non-lease components (e.g., common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and, therefore, are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. Upon commencement of the lease, the Company recognized a right-of-use asset and corresponding operating lease liability of $412,129.

As of September 30, 2026 and December 31, 2025, the Company reported a right-of-use asset of $303,292 and $361,045, respectively, and a lease liability of $310,214 and $361,813, respectively. The Company recorded lease expense of $21,688 and $65,065 during the three and nine months ended September 30, 2026, respectively, and $21,781 and $43,743 during the three and nine months ended September 30, 2025, respectively, within general and administrative expenses on the condensed consolidated statements of operations. There were no short-term or variable lease costs during the three and nine months ended September 30, 2026 or 2025. Cash paid for amounts included in the measurement of lease liabilities amounted to $20,934 and $62,203 during the three and nine months ended September 30, 2026, respectively, and $20,335 and $40,670 during the three and nine months ended September 30, 2025, respectively.

The following are the expected maturities of lease liabilities for operating leases as of September 30, 2026:

Years Ended December 31,
2026 (excluding the nine months ended September 30, 2026)	$20,934
2027	85,663
2028	88,231
2029	90,928
2030	46,492
Total	332,248
Less: interest	(22,034)
Present value of lease liability	310,214
Less: current portion	(75,002)
Noncurrent portion	$235,212

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

During the nine months ended September 30, 2026, the Company issued 2,093,305 shares of common stock under the January 2026 PIPE, 2,610,715 shares of common stock in the Registered Direct Offering, 258,300 shares of common stock under its at-the-market offering program, 76,648 shares of common stock under the Equity Purchase Agreement, and 45,208 shares of common stock in settlement of accounts payable. In addition, the Company issued and redeemed 6,000 shares of Series A Preferred Stock.

During the nine months ended September 30, 2025, the Company sold 727,750 shares of common stock at a price of $16.00 per share for gross proceeds of $11,644,005 pursuant to a private placement of its securities, issued 46,000 shares as part of advisory services related to the listing and as part of the private placement fee for the equity line of credit, issued 162,500 shares for the cashless exercise of warrants, issued 447,527 shares from the sale of shares under the equity line of credit, and released 3,310,000 shares for the vesting of shares of restricted stock.

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

The Series A Preferred Stock had a stated value of $1,000 per share, for an aggregate Stated Value of $6,000,000, and ranked senior to the Company’s common stock. The Series A Preferred Stock was redeemable for cash at the Stated Value at the Company’s option on or before the redemption date, which was four months from the issuance date and could be extended by the Company for up to two additional one-month periods. If the Company did not redeem the Series A Preferred Stock on or before the Redemption Date, the Stated Value of each outstanding share would increase by $166.67, and the holders could convert their shares into common stock at a conversion price equal to 80% of the lowest closing price of the Company’s common stock during the five trading days immediately preceding the conversion date, subject to a floor price of $1.00 per share and to beneficial ownership limitations.

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

The Company allocated the $5,000,000 of gross proceeds between the derivative liability and the Series A Preferred Stock using the residual method, under which the derivative liability was recorded at its issuance-date fair value of $1,593,474, with the remaining proceeds of $3,406,526 allocated to the Series A Preferred Stock. The Company paid a placement fee of $400,000 (8% of gross proceeds) in connection with the offering, which was allocated between the derivative liability and the Series A Preferred Stock in the same proportion as the proceeds. The difference between the proceeds allocated to the Series A Preferred Stock and its aggregate Stated Value was not accounted for as a discount and was not amortized. It was recognized as a deemed dividend, reducing income available to common stockholders, upon redemption of the Series A Preferred Stock for cash in excess of its carrying amount, as described below.

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

Key assumptions used in the valuation of the embedded derivative, using the Monte Carlo Simulation model through June 30, 2026 and the expected cash settlement amount as of September 14, 2026, were as follows:

Assumption	June 11, 2026 (Issuance)	June 30, 2026	September 14, 2026 (Redemption)
Stock price	$4.50	$4.53	N/A
Risk-free rate	3.80%	3.90%	N/A
Equity volatility	90.00%	95.00%	N/A
Expected term	4 months	3.4 months	N/A
Probability of redemption	75.00%	75.00%	100.00%
Probability of conversion	25.00%	25.00%	0.00%
Discount for lack of marketability	12.00%	12.00%	N/A
Embedded derivative fair value	$1,593,474	$1,654,795	$0

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

On September 14, 2026, the Company redeemed all 6,000 outstanding shares of Series A Preferred Stock for cash of $5,790,000, reflecting a discount to the aggregate Stated Value for redemption prior to the Redemption Date. The Company remeasured the embedded derivative liability to its fair value of $0 and recognized a gain of $1,654,795 in the condensed consolidated statements of operations. Upon redemption, the Company derecognized the carrying amount of the Series A Preferred Stock of $3,134,004 and the embedded derivative liability of $0. The excess of the cash paid over the carrying amount, totaling $2,655,996, was recognized as a deemed dividend charged to additional paid-in capital, increasing net loss attributable to common stockholders.

The following table presents a reconciliation of the embedded derivative liability, which was measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the nine months ended September 30, 2026:

Embedded Derivative Liability
Balance at initial recognition (June 11, 2026)	$1,593,474
Change in fair value recognized in earnings - three months ended June 30, 2026	61,321
Change in fair value recognized in earnings upon redemption (September 14, 2026)	(1,654,795)
Balance at September 30, 2026	$-

During the three and nine months ended September 30, 2026, the Company recognized gains of $1,654,795 and $1,593,474, respectively, for the change in fair value of the embedded derivative liability, presented within change in fair value of derivative liability - Series A preferred stock in the condensed consolidated statements of operations. As of September 30, 2026, no shares of Series A Preferred Stock were outstanding.

As of September 30, 2026 and December 31, 2025, the Company had no derivative liabilities outstanding.

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

As of September 30, 2026, the Company had completed closings under the January 2026 PIPE for an aggregate of 2,093,305 shares of common stock and warrants to purchase 2,093,305 shares of common stock, resulting in gross proceeds of approximately $15,071,783.

Warrants Issued in Connection with the January 2026 PIPE

In connection with the issuance of common stock under the January 2026 PIPE, each investor received warrants to purchase shares of common stock. The warrants have an initial exercise price of $9.00 per share and a contractual term of 5 years from the date of issuance. The warrants contain a down-round protective provision pursuant to which, if the Company subsequently issues common stock or equity-linked instruments at an effective price below the then-current exercise price of the warrants, the exercise price of the warrants is reduced using a weighted-average formula based on the number of shares of common stock deemed outstanding and the consideration received in such issuance. The Company evaluated the warrants under ASC 815-40. In performing this evaluation, the Company applied the guidance under ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features, which excludes down-round features from the assessment of whether an instrument is considered indexed to the Company’s own stock. Based on this evaluation, the Company determined that the warrants meet the criteria for classification as equity. Accordingly, the warrants have been recorded within additional paid-in capital.

The aggregate proceeds of $15,071,783 received during the nine months ended September 30, 2026 from closings under the January 2026 PIPE were allocated between the common stock and the warrants using the relative fair value method, resulting in $8,993,916 allocated to common stock and $6,077,867 allocated to warrants, each recorded within additional paid-in capital. The fair value of the common stock and warrants was measured separately at each individual issuance date during the period from January 29, 2026 through April 20, 2026, reflecting the market conditions and valuation inputs on each respective issuance date. The fair value of the warrants at each measurement date was determined using a Monte Carlo Simulation model that incorporates the down-round protective provision and management’s expectations regarding future financing events that could trigger the provision. At each measurement date, the aggregate modeled fair value of the common stock and warrants was reduced by an implied calibration discount, which equates the modeled fair value of the units to the cash proceeds received at that closing.

Key assumptions used in the Monte Carlo Simulation valuation of the warrants at each measurement date were as follows:

Measurement Date	Stock Price	Risk-Free Rate	Volatility	Expected Term	Warrants Issued	Fair Value per Warrant	Aggregate Warrant Fair Value
January 29, 2026	$8.75	3.70%	105.00%	3.5 years	1,458,360	$2.91	$4,242,143
January 30, 2026	9.27	3.65%	105.00%	3.5 years	16,889	2.91	49,145
February 25, 2026	10.07	3.52%	105.00%	3.5 years	90,279	2.88	260,022
February 26, 2026	10.09	3.52%	105.00%	3.5 years	69,444	2.88	200,015
March 5, 2026	9.43	3.62%	105.00%	3.5 years	41,667	3.03	126,341
March 20, 2026	7.31	3.93%	105.00%	3.5 years	138,889	2.73	379,472
April 20, 2026	4.78	3.83%	105.00%	3.5 years	277,777	2.95	820,729
Total					2,093,305		$6,077,867

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

During the three months ended September 30, 2026, sales of common stock under the Company’s at-the-market offering program and the issuance of common stock, pre-funded warrants and warrants in the Company’s September 2026 registered direct offering, each at an effective price below the then-current exercise price of the warrants, triggered the down-round provision. As a result of four adjustments, the exercise price of the warrants was reduced from $9.00 to $8.01 per share. The Company measured the value of the effect of each adjustment as the difference between the fair value of the warrants, excluding the down-round feature, at the exercise price before the adjustment and at the reduced exercise price, each determined immediately after the adjustment. The value of the effect totaled $177,930 and was recognized as a deemed dividend charged to additional paid-in capital, with no effect on total stockholders’ equity, increasing net loss attributable to common stockholders. As of September 30, 2026, warrants to purchase 2,093,305 shares of common stock remained outstanding with an exercise price of $8.01 per share.

Registered Direct Offering – September 2026

On September 8, 2026, the Company entered into a securities purchase agreement with certain institutional investors for a registered direct offering (the “Registered Direct Offering”) of 2,610,715 shares of common stock, pre-funded warrants to purchase up to 960,715 shares of common stock (the “Pre-Funded Warrants”), and accompanying warrants to purchase up to 3,571,430 shares of common stock (the “RD Warrants”), at a combined offering price of $4.20 per share and accompanying RD Warrant, or $4.1999 per Pre-Funded Warrant and accompanying RD Warrant. The securities were offered pursuant to the Company’s shelf registration statement on Form S-3. The Registered Direct Offering closed on September 10, 2026.

The Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately, and remain exercisable until exercised in full. The RD Warrants have an exercise price of $4.20 per share, are exercisable immediately upon issuance, and expire five years from the date of issuance. Upon certain fundamental transactions, holders of the RD Warrants may receive consideration based on the Black-Scholes value of the unexercised portion of the RD Warrants, payable in the same form of consideration offered to holders of common stock, or in cash only in a transaction within the Company’s control. Exercise of the Pre-Funded Warrants and RD Warrants is subject to beneficial ownership limitations. As of September 30, 2026, no Pre-Funded Warrants or RD Warrants had been exercised.

The Company evaluated the Pre-Funded Warrants and RD Warrants under ASC 480 and ASC 815-40 and concluded both are indexed to the Company’s own stock and meet the criteria for equity classification. As such, the net proceeds were recorded within common stock and additional paid-in capital. The Pre-Funded Warrants are included in the weighted-average number of shares of common stock outstanding used to calculate net loss per share from their issuance date, as they are exercisable for nominal consideration.

Offering costs totaled approximately $1,124,994, consisting of placement agent fees of $1,049,994 (7.0% of gross proceeds) and legal fees of $75,000. The following table summarizes the Registered Direct Offering:

	Shares/Warrants	Amount
Common stock	2,610,715	$10,965,003
Pre-funded warrants	960,715	4,034,907
RD warrants	3,571,430	-
Gross proceeds		$14,999,910
Less: offering costs		(1,124,994)
Net proceeds		$13,874,916

The Company allocated the net proceeds of $13,874,916, after offering costs of $1,124,994, between the common stock and the Pre-Funded Warrants and RD Warrants on a relative fair value basis. This resulted in $5,544,092 allocated to common stock and $8,330,824 allocated to the Pre-Funded Warrants and RD Warrants, recorded within additional paid-in capital. The fair value of the RD Warrants as of September 10, 2026 was determined using a probability-weighted binomial lattice and Black-Scholes model, reflecting the contractual terms of the RD Warrants, including the fundamental transaction provision. Key assumptions were as follows:

Assumptions	September 10, 2026
Stock price	$3.66
Exercise price	$4.20
Contractual term	5.0 years
Equity volatility	94.58%
Risk free rate	4.75%
Fair value per RD warrant	$1.90
Fair value per pre-funded warrant	$2.30
Net proceeds allocated to pre-funded warrants and RD warrant fair value	$8,330,824

At-the-Market Offering Program

On April 10, 2026, the Company entered into an at-the-market sales agreement, under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $75,000,000 from time to time through the sales agent, pursuant to its shelf registration statement on Form S-3. The Company pays the sales agent a commission of 3.0% of the gross proceeds of each sale. During the three and nine months ended September 30, 2026, the Company sold 258,300 shares of common stock under the ATM Agreement at prices ranging from $4.79 to $4.81 per share, for gross proceeds of $1,238,257 and net proceeds of $1,200,668 after commissions and other offering costs. As of September 30, 2026, $73,761,743 remained available for sale under the ATM Agreement.

Private Placement – October 2024

On October 11, 2024, the Company entered into an agreement with RBW Capital Partners LLC, a division of Dawson James Securities, Inc. (“Broker”) to serve as placement agent and provide broker services in connection with the possible sale of common stock up to $10 million. If a sale is made between the Company and any institutional or individual third-party funding source introduced by the placement agent, the Company will pay a placement fee of 8% of the gross proceeds. In addition, the Company agreed to pay; (a) 1.0% of the gross proceeds for non-accountable expenses; and (b) out of pocket expenses plus the costs associated with the use of a third-party electronic road show service up to $10,000. The agreement expired on January 11, 2025 and was amended and restated on January 29, 2025 to extend the term for another six months through July 29, 2025 and increased the placement fee to 12% from 8% of the gross proceeds, and eliminated the 1% non-accountable expense fee. This agreement expired in July 2025.

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

In August 2026, the Company entered into an agreement with Anova Enterprises, Inc., a consultant to the Company, to settle $250,000 of accounts payable for consulting services through the issuance of 45,208 shares of common stock. The shares were valued at $5.53 per share, the closing price of the Company’s common stock on August 18, 2026, and were issued on August 18, 2026. The shares are restricted securities.

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

During the nine months ended September 30, 2026, the Company sold 76,648 shares of common stock at prices ranging from $8.40 to $8.97 per share under the Equity Purchase Agreement, resulting in net proceeds of $663,727. Since the shares were purchased at a discount as a result of the five-day settlement period, the settlement feature is considered a derivative liability. Changes in the fair value of the derivative liability resulted in a gain on settlement of $2,801, which was recognized in the condensed consolidated statements of operations during the nine months ended September 30, 2026. There were no transactions under the Equity Purchase Agreement during the three months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company sold 447,527 shares of common stock at prices ranging from $3.73 to $9.53 per share under the Equity Purchase Agreement, resulting in net proceeds of $3,196,736, and recognized a loss of $380,162 on the change in fair value of the related derivative liability.

In connection with this agreement, the Company issued 16,000 shares of common stock to Mast Hill in March 2025. The fair value of the shares issued was determined by using the closing day price of $12.11 per share, resulting in a total value of $193,760, which has been recorded as additional paid-in capital in the consolidated balance sheets. As proceeds are received under the Equity Purchase Agreement, the related offering costs are reclassified as a reduction of additional paid-in capital.

Note 9 – Stock-Based Compensation

On April 12, 2023, the Company adopted the 2023 Equity Incentive Plan (the “2023 Plan”), which allows the issuance of up to 3,440,000 shares of the Company’s authorized and unissued common stock in the form of incentive stock options, non-qualified stock options, restricted stock units, performance share units, or other forms of equity as may be added in the future to employees, directors and consultants of the Company and its affiliates. Upon the Listing, the number of shares issuable under the 2023 Plan increased to 4,764,507, representing 20% of the fully diluted capitalization of the Company. On August 14, 2026, the Company’s stockholders approved an amendment to the 2023 Plan to (i) increase the number of shares available for grant by 1,000,000 shares, to 5,764,507 shares, and (ii) provide for an annual increase on January 1 of each year from 2027 through 2033 equal to 20% of the total shares of common stock outstanding on the last day of the preceding calendar year.

In January and February 2024, 2,460,000 and 200,000, respectively, shares of restricted stock were granted to the executive officers and members of the Board of Directors further to the 2023 Plan as described above. Of the total shares of restricted stock granted (tranche 1) 1,686,667 vest 100% seven months from the date that the Company lists on a national exchange, (tranche 2) 486,666 will vest in equal monthly instalments over a one (1) year period commencing on the eighth month from the effective date of the listing on a national exchange and (tranche 3) 486,666 are performance-based, the vesting of which will be predicated on certain financial and operational performance metrics being met after the effective date of the listing on a national exchange as set forth the grant agreements. Since tranche 3 is performance based, management has determined that it is not yet probable that all of the performance vesting conditions will be met and as such no expense has been recognized for tranche 3 as of September 30, 2026.

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

On June 5, 2025, 200,000 shares of restricted stock were granted to one board member. 66,667 shares of restricted stock vest 100% seven months from the date of issuance, 66,667 shares of restricted stock vest 100% thirty-nine months from the date of issuance. The remaining 66,666 shares of restricted stock vest thirty-nine months from the date certain performance metrics are achieved.

On September 24 and 25, 2025, 50,000 shares of restricted stock were granted to the five board members or advisors; of which 25,000 shares of restricted stock were vested immediately, remaining shares vest evenly over ten months after two-month delay.

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

On March 12, 2026, 170,000 shares of restricted stock were granted to the Chief Accounting Officer; of which 53,333 shares of restricted stock vested immediately upon grant, 58,333 shares of restricted stock vest on the first anniversary of the grant date, and 58,334 shares of restricted stock are performance-based. Since the performance-based tranche is subject to performance vesting conditions, management has determined that it is not yet probable that the performance vesting conditions will be met, and as such no expense has been recognized for this tranche as of September 30, 2026.

On July 1, 2026, in connection with her election to the Board of Directors as a Class II director, Nasim Shomali was granted 50,000 shares of restricted stock, which fully vest after six months.

In April 2026, the Company’s Board of Directors approved the acceleration of vesting for certain outstanding unvested shares of restricted stock previously granted to employees, directors, and scientific advisory board members, such that 734,356 shares that would otherwise have vested on their original vesting schedules vested immediately on April 30, 2026. The accelerated shares related to awards originally granted on July 12, 2024, June 5, 2025, September 25, 2025, and November 6, 2025. The acceleration was accounted for as a modification under ASC 718-20. Based on the $4.30 closing stock price on April 30, 2026, the Company recognized stock-based compensation expense of $4,781,116 related to the accelerated shares during the three months ended June 30, 2026 and the nine months ended September 30, 2026, representing the previously unrecognized compensation cost associated with the original awards that was accelerated into the period.

As of September 30, 2026, 1,199,507 shares of restricted stock remained available for future issuance under the 2023 Plan.

The Company determined the fair value of restricted stock granted during the three and nine months ended September 30, 2026 to be $224,500 and $1,824,200, respectively, and $551,100 and $3,865,600 during the three and nine months ended September 30, 2025, respectively, based on the price of the most recent sale of common stock prior to each grant date for those shares of restricted stock granted prior to the listing date, or the quoted market value on the date of issuance for those shares of restricted stock granted after the listing date. For the three and nine months ended September 30, 2026, the Company recognized $267,565 and $8,651,875, respectively, of stock-based compensation expense, and for the three and nine months ended September 30, 2025, the Company recognized $5,040,246 and $25,964,096, respectively, of stock-based compensation expense, which is included in the condensed consolidated statements of operations. As of September 30, 2026, there was unamortized stock-based compensation of approximately $366,858, which the Company expects to recognize over approximately 0.5 years.

The activity related to restricted stock during the nine months ended September 30, 2026 is summarized as follows:

Shares of Restricted Stock Issued	Restricted Stock Granted	Weighted Average Grant Date Fair Value
Shares of restricted stock at December 31, 2025	4,345,000
Granted	220,000	$8.29
Cancelled	-	$-
Forfeited	-	$-
Shares of restricted stock at September 30, 2026	4,565,000

Vesting Activity of Restricted Stock	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	2,171,390
Granted	220,000	$8.29
Forfeited	-	$-
Vested	(1,770,724)	$10.06
Unvested at September 30, 2026	620,666

During the nine months ended September 30, 2026, the Company withheld 776,777 shares of common stock from recipients upon restricted stock vesting in order to cover their tax liabilities associated with such vesting events, including shares vested in connection with the acceleration described above. The fair value of the shares withheld at the respective vesting dates of $5,215,431 is reflected as a treasury stock transaction. During the three months ended September 30, 2026, 3,000 shares of restricted stock vested to members of the Company’s Scientific Advisory Board, and no shares were withheld in connection with such vesting. As of September 30, 2026 and December 31, 2025, the Company had not remitted the income taxes on behalf of the recipients, and therefore $9,611,049 and $2,769,482, respectively, is included in accrued restricted stock tax withholding obligations in the accompanying condensed consolidated balance sheets, which includes accrued interest and penalties of $1,689,311 and $578,974, respectively, related to such unremitted amounts.

The Company is actively evaluating and implementing measures intended to remit the outstanding withholding tax obligations to the applicable taxing authorities as soon as practicable.

Note 10 – Commitments and Contingencies

Line of Credit Commitment – Related Party

On October 11, 2024, the Company entered into a Line of Credit Agreement (“the Agreement”) with HCWG for borrowings of up to $10.0 million. Borrowings under the Line of Credit Agreement bear interest at 10.0% per annum and increases to 14% if the Agreement is extended. Interest payments are due on the first business day of each calendar month and the unpaid principal is due on October 12, 2027. No amounts have been borrowed under the facility through September 30, 2026.

The debt issuance costs are being amortized over the term of the line of credit. Amortization of debt issuance costs amounted to $167,951 and $503,853 for the three and nine months ended September 30, 2026, respectively, and $167,951 and $503,853 for the three and nine months ended September 30, 2025, respectively, and is included within amortization of debt issuance costs in the condensed consolidated statements of operations. As of September 30, 2026 and December 31, 2025, unamortized debt issuance costs totaled $694,658 and $1,198,505, respectively, which will continue to be amortized through October 2027.

In connection with the agreement, the Company issued HCWG five-year warrants to purchase up to 312,500 shares of the Company’s common stock at an exercise price of $12.00 per share. These warrants expire on October 23, 2029. In March 2025, 162,500 warrants were exercised in a cashless exercise, resulting in the issuance of 162,500 shares of common stock. At September 30, 2026, there are 150,000 shares of common stock remaining available to be purchased under the warrant.

The fair value of the warrants on the grant date was determined using the Black-Scholes valuation model, with the following key assumptions:

●	Fair value of common stock: $12.00

●	Expected volatility: 86%

●	Risk-free interest rate: 4.82%

●	Term: 2.5 years

Litigation

From time to time, the Company is involved in various disputes, claims, liens, and litigation matters arising out of the normal course of business which could result in a material adverse effect on the Company’s combined financial position, results of operations, or cash flows. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of September 30, 2026 and December 31, 2025, the Company had no liabilities recorded for loss contingencies, except as described below.

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

In 2023, the Company sent notice to OEP indicating their intent to terminate the Agreement with OEP, after which OEP threatened litigation. On February 15, 2024, OEP and the Company entered into a settlement agreement whereas the Company and OEP terminated the Agreement in exchange for a payment in the amount of $4,000,000 payable by the Company to OEP within ten days of the date the Company completes its initial public offering. The settlement agreement provides for interest accruing on the unpaid balance. As of September 30, 2026 and December 31, 2025, the Company had a litigation settlement payable of $4,454,521 and $4,170,000, respectively, in the accompanying condensed consolidated balance sheets, consisting of principal of $4,000,000 and accrued interest of $454,521 and $170,000, respectively. As of the date of this filing, the Company has not paid the litigation settlement amount.

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

On March 31, 2024, the vendor agreed to extend the payment until May 15, 2024 for payment of an additional $25,000 payable on demand. On July 25, 2024, the arbitrator granted the implementation of interest at the statutory rate on the unpaid balance commencing May 15, 2024 until paid. Interest expense of $10,862 and $0 was recognized in the condensed consolidated statements of operations for the nine months ended September 30, 2026 and 2025, respectively, related to this matter.

In February 2026, the Company paid the IPLSA settlement in full, including accrued interest, for a total payment of $737,921. As of September 30, 2026, no litigation settlement payable related to this matter remained outstanding. As of December 31, 2025, the Company had a litigation settlement payable of $722,059 included within litigation settlement payable in the accompanying condensed consolidated balance sheets.

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

The Company is the primary awardee under both STTR grants and is contractually responsible to the NIH for performance under the awards, including responsibility for USC’s compliance with award terms as subcontractor. The Company receives grant funds directly from the NIH and disburses USC’s portion to USC. The Company evaluated this arrangement and determined it acts as principal, rather than agent, with respect to the gross award proceeds, because the Company (i) is the party primarily obligated to the NIH, (ii) is responsible for the subcontractor’s performance and compliance, and (iii) controls the funds prior to disbursement to USC. Accordingly, the Company presents the gross amount receivable from the NIH, including the portion payable to USC, as a grant receivable, with a corresponding subcontract payable to USC, rather than presenting only the Company’s own net retained portion.

The Company recognized grant income of $95,044 and $624,945 for the three and nine months ended September 30, 2026, respectively, representing allowable costs incurred under the Company’s two NIH grants, including subcontractor costs incurred by USC, which is presented as grant income in the condensed consolidated statements of operations. There was no comparable grant income during the three and nine months ended September 30, 2025.

Correspondingly, USC incurs subcontractor costs under the two grants, which are recognized as research and development expense with a corresponding increase to the subcontract payable to USC. As of September 30, 2026, unpaid subcontractor costs incurred by USC under the two grants totaled $26,115.

As of September 30, 2026 and December 31, 2025, the Company had a grant receivable from the NIH of $0 and $71,247, respectively. As of September 30, 2026 and December 31, 2025, the subcontract payable to USC was $26,115 and $0, respectively, included within accounts payable – related parties.

Note 12 – Segment Reporting

The Company manages its business activities on a consolidated basis and operates as a single operating segment: Biotechnology. The accounting policies of the Biotechnology segment are the same as those described in Note 2 – Summary of Significant Accounting Policies.

Our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer, Amir Heshmatpour. The CODM uses net loss, as reported on our consolidated statement of operations, in evaluating the performance of the biotechnology segment and determining how to allocate resources of the Company as a whole, including investing in our research and development programs and acquisition/licensing strategy. The CODM does not review assets in evaluating the results of the biotechnology segment, and therefore, such information is not presented. The following supplemental information, which is regularly provided to the CODM, breaks down the research and development costs for the three and nine months ended September 30, 2026 and 2025, respectively.

Significant segment expenses are the expense categories regularly provided to the CODM and included in net loss, which are research and development costs by program, legal and professional fees, general and administrative expenses, stock-based compensation, and advisory fees. Other segment items consist of interest income, grant income, amortization of debt issuance costs, interest expense, change in fair value of derivative liabilities, and other income (expense), net.

	For the Nine Months Ended September 30,
	2026	2025
Revenue	$-	$-

Less: Significant and other segment expenses:
NEO100-01	2,339,227	811,674
NEO100-02	684,478	327,373
NEO212-01	1,225,381	798,997
NEO216	75,629	-
NEO100-03 - Pediatric	293,811	169,663
Laboratory	470,930	192,377
Other	154,021	50,518
Total research and development expense	5,243,477	2,350,602

Advisory fees – principally related parties	7,674,520	11,737,806
Legal and professional	3,369,139	1,754,287
Employee compensation expenses	450,879	516,428
Amortization of debt issuance	528,067	798,311
Investor relations	383,275	959,431
Stock based compensation	8,651,875	25,964,096
Other general and administrative expense	1,186,734	1,260,873
Interest expense	1,314,502	1,227,487
Change in fair value of derivative liability related to Series A preferred stock	(1,593,474)	-
(Gain) loss on change in fair value of derivative liability	(2,801)	380,162
Other expense	939,879	-
Interest and other income	(645,887)	(327,377)
Net loss	$(27,500,185)	$(46,622,106)

	For the Three Months Ended September 30,
	2026	2025
Revenue	$-	$-

Less: Significant and other segment expenses:
NEO100-01	458,204	163,036
NEO100-02	275,140	125,586
NEO212	364,047	343,368
NEO216	293	-
NEO100-03 - Pediatric	126,802	70,653
Laboratory	-	-
Other	82,982	12,395
Total research and development expense	1,307,468	715,038

Advisory fees – related parties	2,727,945	-
Legal and professional	894,752	276,378
Employee compensation expenses	(7,146)	182,268
Amortization of debt issuance	167,951	438,111
Investor relations	278,953	188,358
Stock based compensation	267,565	5,040,246
Other general and administrative expense	364,813	532,359
Interest expense	97,508	869,815
Change in fair value of derivative liability related to Series A preferred stock	(1,654,795)	-
Loss (gain) on change in fair value of derivative liability related to sales of common stock through equity line of credit	-	380,162
Other expense	105,651	-
Interest and other income	(110,456)	(6,815)
Net loss	$(4,440,209)	$(8,615,920)

Note 13 – Subsequent Events

On October 9, 2026, Steven L. Giannotta, M.D., resigned as a Class I director of the Company. Dr. Giannotta continues to serve on the Company’s Scientific Advisory Board.

Effective October 9, 2026, the Board of Directors appointed Ali Mohammad Ahmad Alabedin as a Class I director, to serve until the Company’s annual meeting of stockholders in 2029.

On October 22, 2026, the Equity Purchase Agreement with Mast Hill terminated in accordance with its terms (see Note 8).

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

NTHI’s lead product candidate is NEO100, a highly purified form of perillyl alcohol that is administered to patients via intranasal delivery. NEO100 is being evaluated in three sponsor-initiated clinical trials under two active investigational new drug (IND) applications — NEO100-01 in adults with recurrent IDH-mutant astrocytoma, NEO100-02 in meningioma and NEO100-03 in pediatric brain tumors — and has been made available to additional patients through an expanded access (compassionate use) program. NEO100 has received Fast Track designation from the United States Food and Drug Administration (FDA) for the treatment of high-grade glioma. NeOnc is also developing a second product candidate, NEO212, an oral conjugate of temozolomide and NEO100, which is completing its Phase 1 clinical trial.

We have completed human safety testing of NEO100 in the Phase 1 portion of our NEO100-01 trial, the results of which were published in Neuro-Oncology Advances in 2021; no treatment-related Grade 3 or 4 adverse events were observed and the maximum tolerated dose was not reached at the highest dose tested (1,152 mg/day), which was carried forward into Phase 2a. We have completed patient enrollment in the Phase 2a portion of NEO100-01, which enrolled 24 patients with recurrent IDH1-mutant grade 4 (21 patients) or grade 3 (3 patients) astrocytoma. In the analysis, progression-free survival at six months, the trial’s primary endpoint, was 48.9% as assessed by the RANO 2.0 criteria, exceeding the protocol-defined benchmark of 20%; median overall survival from the start of NEO100 treatment was 26.1 months, with 61.5% of patients alive at 12 months and 54.7% alive at 24 months; and no treatment-related Grade 3 or higher adverse events, treatment-related serious adverse events or discontinuations due to treatment-related adverse events were observed. Five patients remained on NEO100 treatment at the time of the interim database lock, and the trial remains active while those patients continue treatment and survival follow-up. The Phase 2a results have been accepted for presentation as a late-breaking abstract at the Society for Neuro-Oncology 2026 Annual Meeting.

Based on these data, we intend to seek accelerated approval of NEO100 for the treatment of recurrent IDH-mutant grade 4 astrocytoma, a population for which no therapy is currently approved, on the basis of the NEO100-01 Phase 2a results supported by the Phase 1 and expanded access experience, with clinical benefit to be verified in a randomized confirmatory Phase 3 trial, NEO100-012. In October 2026, we submitted to the FDA meeting requests and briefing packages for two Type B meetings under the NEO100 IND: an End-of-Phase nonclinical and clinical meeting, to obtain the FDA’s feedback on the proposed accelerated approval strategy and on the design of NEO100-012; and a chemistry, manufacturing and controls (CMC) meeting with the FDA’s Office of Pharmaceutical Quality, to obtain feedback on the manufacturing and control strategy to support an NDA. The FDA has not yet confirmed the dates of these meetings.

NEO100-02 is a Phase 2 trial of intranasal NEO100 in patients with residual, progressive or recurrent meningioma, conducted under the NEO100 IND. The trial is currently active and recruiting.

NEO100-03 is a Phase 1b trial of intranasal NEO100 in children and young adults with recurrent pediatric-type high-grade glioma — including diffuse midline glioma, H3 K27-altered, and diffuse hemispheric glioma, H3 G34-mutant — and other recurrent malignant pediatric brain tumors, conducted under a separate IND. The trial is open and enrolling at pediatric centers in the United States and, through our Middle East clinical collaboration, in the United Arab Emirates, and two patients have been enrolled and treated to date under expanded use.

NEO212 is an oral conjugate of temozolomide and NEO100 designed to improve delivery of temozolomide to the brain and to overcome temozolomide resistance. Following the filing and acceptance of an IND, NEO212 has been evaluated in a Phase 1 dose-escalation clinical trial in patients harboring primary and secondary (metastatic) malignant brain cancer types. Phase 1 dose escalation is complete, and we will present the NEO212 Phase 1 data at the Society for Neuro-Oncology 2026 Annual Meeting. We believe the Phase 1 results are very encouraging: no myelosuppression was observed with NEO212, in contrast to the hematologic toxicity that characterizes standard-of-care temozolomide, and two patients had objective responses — one with recurrent glioblastoma and one with a brain metastasis from lung cancer — each of whom has remained on NEO212 treatment for more than 20 months, a duration of treatment that is rare in these patient populations. We have met with the FDA regarding the NEO212 program, and the FDA provided CMC clearance to advance NEO212 into a Phase 2 clinical trial and indicated that the NEO212 program may proceed under the FDA’s accelerated approval pathway. We have since modified the design of the planned Phase 2 trial from a single-arm study to a randomized, controlled trial with three parallel patient cohorts — brain metastases, IDH1-mutant astrocytoma and recurrent IDH1-wildtype glioblastoma — in which patients in each cohort will be randomized to NEO212 or a control arm. We made this change to align the NEO212 program with the FDA’s current expectations for the design of trials intended to support accelerated approval, which favor randomized, controlled trials over single-arm studies, and to provide clarity on the patient populations in which NEO212 is being evaluated. We are scheduled to meet with the FDA on November 23, 2026 for an End-of-Phase 1 Type B meeting to seek feedback on the proposed patient populations, trial design, endpoints and dose selection for the next stage of development, and on whether the proposed trial design could support a potential accelerated approval pathway.

Since inception, our operations have focused on organizing and staffing our Company, business planning, raising capital, acquiring and developing our technology, establishing our intellectual property portfolio, identifying potential product candidates and undertaking preclinical and clinical studies and manufacturing. We do not have any products approved for sale and have not generated any revenue from product sales. Amounts received for compassionate use of NEO100 are recorded as a reduction of research and development expense.

Investment and Joint Venture

In June 2025, the Company (through its wholly-owned subsidiary – NuroMENA Holdings Ltd. “NuroMENA”) entered into a heads of terms with a family office in the Middle-East to form an investment and joint venture. The heads of terms was terminated on January 22, 2026 after the family office did not provide evidence of a committed investment by the deadline set by the Company. No investment was made, no NuroMENA shares were issued to the investor, no board seats were allocated to the investor, and the Company has no further obligations under the heads of terms.

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

Liquidity and Going Concern

Since our inception, we have incurred significant operating losses. For the three and nine months ended September 30, 2026, the Company incurred a net loss of $4,440,209 and $27,500,185, respectively. We had an accumulated deficit of $140,254,840 as of September 30, 2026, compared to $112,754,655 as of December 31, 2025. As of September 30, 2026, we had cash and cash equivalents of $6,166,342, which is not sufficient to fund our operations for one year from the issuance date of this Form 10-Q. We expect to continue to incur operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

The Company is actively taking steps to mitigate the substantial doubt about the Company’s ability to continue as a going concern, including pursuing additional financing through its at-the-market offering program and other equity or debt financings (see Note 1). If the Company is unable to obtain additional capital and continue as a going concern, it may have to further scale back operations or liquidate its assets and cease operations entirely, and the values received for assets in liquidation or dissolution could be significantly lower than the values reflected in these financial statements. Accordingly, these financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Components of Results of Operations

Revenue

We occasionally receive a fee from a patient for a “right to try” humanitarian program. Such revenues are not part of our core business.

Operating Expenses

Our operating expenses consist of (i) research and development expenses, (ii) legal and professional expenses, (iii) general and administrative expenses, (iv) stock-based compensation and (v) advisory fees, principally to related parties.

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

Stock Based Compensation

Stock-based compensation expense results from recognizing the grant-date fair value of restricted stock on a straight-line basis over the requisite service period. Expense for awards with performance conditions is recognized when achievement of the performance condition becomes probable.

Interest Expense

Interest expense primarily relates to the convertible notes issued in 2025, which contained an original issue discount (“OID”) and were repaid in January 2026. The Company also had interest expense related to interest accrued on outstanding litigation settlements and on unremitted restricted stock tax withholding obligations.

Advisory fees

Advisory fees principally represent amounts due AFH Holdings, a related party, for strategic advisory, capital markets and financing services (see Note 4).

Amortization

Amortization on debt issuance costs resulted from the grant of warrants for a line of credit commitment. The fair value of the warrants was determined using the Black Scholes valuation method and the fair value is being amortized over the term of the line of credit commitment.

Costs related to equity offerings are deferred and charged to additional paid-in capital as securities are sold, and are not amortized (see Note 2).

Grant Income

Grant income represents allowable costs incurred under the Company’s two NIH STTR grants, including subcontractor costs incurred by USC (see Note 11).

Gain (Loss) on Change in Fair Value of Derivative Liabilities

Gain (loss) on change in fair value of derivative liability related to the equity line of credit relates to the fair value of the discount offered to Mast Hill on shares purchased under the Equity Purchase Agreement, which terminated on October 22, 2026.

Change in fair value of derivative liability related to Series A preferred stock reflects the remeasurement of the conversion feature bifurcated from the Series A Convertible Preferred Stock, which was remeasured to $0 and derecognized upon redemption of the Series A Convertible Preferred Stock in September 2026 (see Note 8).

Comparison of the three months ended September 30, 2026 and 2025:

Results of Operations

The following table summarizes our results of operations for the periods presented:

	For the Three Months Ended September 30,
	2026	2025	Change
Operating Expenses:
Research and development	$1,307,468	$715,038	$592,430
Legal and professional	894,752	276,378	618,374
General and administrative	636,620	902,985	(266,365)
Stock based compensation	267,565	5,040,246	(4,772,681)
Advisory fee – principally related parties	2,727,945	-	2,727,945
Total Operating Expenses	5,834,350	6,934,647	(1,100,297)
Loss From Operations	(5,834,350)	(6,934,647)	1,100,297

Other Income (Expense):
Interest and other income	15,412	6,815	8,597
Grant income	95,044	-	95,044
Amortization of debt issuance costs	(167,951)	(438,111)	270,160
Interest expense	(97,508)	(869,815)	772,307
Other income (expense)	(105,651)	-	(105,651)
Change in fair value of derivative liability related to Series A preferred stock	1,654,795	-	1,654,795
Loss on change in fair value of derivative liability related to sales of common stock through equity line of credit	-	(380,162)	380,162
Net Loss	$(4,440,209)	$(8,615,920)	$4,175,711

Deemed dividend - redemption of Series A Convertible Preferred Stock	(2,655,996)	-	(2,655,996)
Deemed dividend - down round adjustment of warrants	(177,930)	-	(177,930)
Net loss attributable to common stockholders	$(7,274,135)	$(8,615,920)	$1,341,785

Revenue

No revenue was generated for fees for a “right to try” humanitarian program during the three months ended September 30, 2026 and 2025.

Research and Development Expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	For the Three Months Ended September 30,
	2026	2025
Research and development costs by project:
NEO100-01	$458,204	$163,036
NEO100-02	275,140	125,586
NEO212-01	364,047	343,368
NEO216	293	-
NEO100-03 - Pediatric	126,802	70,653
Laboratory	-	-
Other	82,982	12,395
Total	$1,307,468	$715,038

	For the Three Months Ended September 30,
	2026	2025	Change
Clinical trial expense	$1,224,486	$702,643	$521,843
Research and laboratory	82,982	12,395	70,587
Total research and development expense	$1,307,468	$715,038	$592,430

Research and development expenses were $1,307,468 and $715,038 for the three months ended September 30, 2026 and 2025, respectively. A portion of these expenses amounting to approximately $0 and $382 for the three months ended September 30, 2026 and 2025, respectively are from the University of Southern California (USC), where Dr. Chen is a member of the faculty. The total increase of $592,430 was primarily due to:

●	An increase in clinical trial expense, primarily for the NEO100-01 and NEO100-02 trials and the NEO100-03 pediatric trial, reflecting:

●	The addition of clinical trial sites for NEO100 and NEO212 clinical trials.

●	The increased drug product manufacturing activity to support ongoing and planned clinical trials.

●	The start of the clinical trial for the NEO100-03 clinical trial.

●	Increased patient recruitment efforts.

●	Data lockdown and analysis activities associated with the NEO100 clinical trial.

●	Costs associated with designing the Phase 2a trial for NEO212, including meetings and correspondence with the U.S. Food and Drug Administration (“FDA”) regarding the program’s clinical development pathway.

Legal and Professional Expenses

Legal and professional expenses were $894,752 and $276,378 for the three months ended September 30, 2026 and 2025, respectively. The increase of $618,374 was primarily attributable to investment banking associated with investment banking advisory fees under the Company’s strategic and capital markets advisory engagement, legal fees related to corporate and securities matters, including the Third Addendum to the Company’s advisory agreement with AFH and the redemption of the Series A Convertible Preferred Stock, increased intellectual property legal fees, and increased audit fees associated with the Company’s expanded reporting requirements as a public company.

General and Administrative Expenses

General and administrative expenses were $636,620 and $902,985 for the three months ended September 30, 2026 and 2025, respectively. The decrease of $266,365 was primarily due to the reversal of previously accrued compensation and lower business development costs during the three months ended September 30, 2026, as well as lower travel expenses compared with the three months ended September 30, 2025, when the Company incurred expenses in pursuit of a strategic partnership in the Middle East. These decreases were partially offset by continued advertising, marketing and investor relations costs.

Stock Based Compensation

Stock-based compensation expense, which is a non-cash expense, was $267,565 and $5,040,246 for the three months ended September 30, 2026 and 2025, respectively. Expense for the three months ended September 30, 2026 resulted from the ongoing recognition of the grant date fair value of restricted stock over the applicable service periods. Stock-based compensation expense for the three months ended September 30, 2025 reflected the amortization of the grant date fair value of shares of restricted stock over their respective service periods following the Listing Date that occurred on March 26, 2025. The decrease of $4,772,681 reflects the vesting in prior periods of awards granted in connection with the Listing. Since stock-based compensation is a non-cash item, it does not affect our cash position or our cash used in operating activities.

Advisory Fee

Advisory fee expense, a related party, was $2,727,945 and $0 for the three months ended September 30, 2026 and 2025, respectively. In September 2026, the Company and AFH entered into a Third Addendum to the Letter of Intent and Advisory Services Agreement, which increased AFH’s annual advisory fee from 2.5% to 4.0% of the Company’s fully diluted market capitalization as of December 31 of each fiscal year, effective January 1, 2025. Advisory fee expense for the three months ended September 30, 2026 consisted of the resulting increase in the 2025 advisory fee from $4,546,575 to $7,274,520 (see Note 4). As of September 30, 2026, the Company had an outstanding accrued advisory fee – related party balance of $2,727,945 payable to AFH.

Interest and Other Income

Interest and other income was $15,412 and $6,815 for the three months ended September 30, 2026 and 2025, respectively. Interest and other income for the three months ended September 30, 2026 and 2025 related primarily to interest earned on our money market account.

Grant Income

Grant income was $95,044 for the three months ended September 30, 2026. Grant income for the three months ended September 30, 2026 related to the Company’s two Small Business Technology Transfer (“STTR”) grants from the National Institutes of Health (“NIH”), awarded in August 2025 and September 2025, respectively, pursuant to which the Company’s academic research collaborator at USC serves as subcontractor. The Company recognizes grant income for the gross amount of allowable costs incurred, including subcontractor costs incurred by USC (see Note 11). There was no comparable grant income during the three months ended September 30, 2025, as no allowable expenses had been incurred under the grants, which were awarded in August 2025 and September 2025.

Amortization of Debt Issuance Costs

Amortization of debt issuance costs was $167,951 and $438,111 for the three months ended September 30, 2026 and 2025, respectively. Amortization of debt issuance costs in both periods primarily reflected the ongoing amortization of debt issuance costs associated with the warrants issued in connection with the line of credit with HCWG. Amortization for the three months ended September 30, 2025 also included related to the Equity Purchase Agreement with Mast Hill and debt issuance costs associated with the convertible promissory notes.

Interest Expense

Interest expense was $97,508 and $869,815 for the three months ended September 30, 2026 and 2025, respectively. The decrease of $772,307 was primarily due to the repayment in January 2026 of the convertible promissory notes, which eliminated the accretion of the original issue discount. Interest expense for the three months ended September 30, 2026 related primarily to interest accrued on the OEP litigation settlement and of interest accrued on unremitted income tax withholdings on shares of common stock withheld from recipients upon the vesting of restricted stock. Interest expense for the three months ended September 30, 2025 related primarily to the accretion of the original issue discount on the convertible promissory notes and accrued interest for a litigation matter.

Other Income (Expense)

Other expense was $105,651 and $0 for the three months ended September 30, 2026 and 2025, respectively. Other expense for the three months ended September 30, 2026 consisted of penalties accrued in connection with the unremitted income tax withholdings on shares of common stock that were withheld from recipients upon the vesting of shares of restricted stock to satisfy the recipients’ tax obligations. As of September 30, 2026, the Company had not remitted such withholding taxes to the applicable taxing authorities, and accordingly the Company has accrued interest recorded in interest expense, and penalties recorded in other expense. The accrued interest and penalties are included within accrued restricted stock tax withholding obligations in the condensed consolidated balance sheets.

Change in fair value of derivative liability related to Series A preferred stock

The change in fair value of the derivative liability related to Series A preferred stock was a gain of $1,654,795 and $0 for the three months ended September 30, 2026 and 2025, respectively. In connection with the issuance of the Company’s Series A Convertible Preferred Stock in June 2026, the Company bifurcated an embedded variable-rate conversion feature as a derivative liability, measured at fair value with changes recognized in the condensed consolidated statements of operations. On September 14, 2026, in connection with the redemption of all outstanding shares of Series A Convertible Preferred Stock, the derivative liability was remeasured from $1,654,795 at June 30, 2026 to $0, as the holders’ conversion right could no longer arise, and was derecognized (see Note 8). There was no comparable activity during the three months ended September 30, 2025, as the Series A Preferred Stock was not issued until June 2026.

Loss on Change in Fair Value of Derivative Liability – Equity Line of Credit

Loss on change in fair value of derivative liability related to sales of common stock through the equity line of credit was $0 and $380,162 for the three months ended September 30, 2026 and 2025, respectively. The loss for the three months ended September 30, 2025 related to the discount at which Mast Hill Fund, LP purchased shares of common stock under the Equity Purchase Agreement, draws under which commenced in July 2025.

Deemed Dividends

During the three months ended September 30, 2026, net loss attributable to common stockholders included deemed dividends of $2,655,996 on the redemption of the Series A Convertible Preferred Stock, representing the excess of cash paid over the carrying amount of the Series A Convertible Preferred Stock, and $177,930 from the down round adjustment of the exercise price of the warrants issued in the January 2026 PIPE (see Note 8). The deemed dividends are non-cash, have no effect on net loss or total stockholders’ equity, and increased net loss per share attributable to common stockholders by $0.11.

Comparison of the nine months ended September 30, 2026 and 2025:

Results of Operations

The following table summarizes our results of operations for the periods presented:

	For the Nine Months Ended September 30,
	2026	2025	Change
Operating Expenses:
Research and development	$5,243,477	$2,350,602	$2,892,875
Legal and professional	3,369,139	1,754,287	1,614,852
General and administrative	2,020,888	2,736,732	(715,844)
Stock based compensation	8,651,875	25,964,096	(17,312,221)
Advisory fee – principally related parties	7,674,520	11,737,806	(4,063,286)
Total Operating Expenses	26,959,899	44,543,523	(17,583,624)
Loss From Operations	(26,959,899)	(44,543,523)	17,583,624

Other Income (Expense):
Interest and other income	20,942	327,377	(306,435)
Grant income	624,945	-	624,945
Amortization of debt issuance costs	(528,067)	(798,311)	270,244
Interest expense	(1,314,502)	(1,227,487)	(87,015)
Other income (expense)	(939,879)	-	(939,879)
Change in fair value of derivative liability related to Series A preferred stock	1,593,474	-	1,593,474
Gain (loss) on change in fair value of derivative liability related to sales of common stock through equity line of credit	2,801	(380,162)	382,963
Net Loss	$(27,500,185)	$(46,622,106)	$19,121,921

Deemed dividend - redemption of Series A Convertible Preferred Stock	(2,655,996)	-	(2,655,996)
Deemed dividend - down round adjustment of warrants	(177,930)	-	(177,930)
Net loss attributable to common stockholders	$(30,334,111)	$(46,622,106)	$16,287,995

Revenue

No revenue was generated for fees for a “right to try” humanitarian program during the nine months ended September 30, 2026 and September 30, 2025.

Research and Development Expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	For the Nine Months Ended September 30,
	2026	2025
Research and development costs by project:
NEO100-01	$2,339,227	$811,674
NEO100-02	684,478	327,373
NEO212-01	1,225,381	798,997
NEO216	75,629	-
NEO100-03 - Pediatric	293,811	169,663
Laboratory	470,930	192,377
Other	154,021	50,518
Total	$5,243,477	$2,350,602

	For the Nine Months Ended September 30,
	2026	2025	Change
Clinical trial expense	$4,618,526	$2,107,707	$2,510,819
Research and laboratory	624,951	242,895	382,056
Total research and development expense	$5,243,477	$2,350,602	$2,892,875

Research and development expenses were $5,243,477 and $2,350,602 for the nine months ended September 30, 2026 and 2025, respectively. A portion of these expenses amounting to approximately $0 and $164,449 for the nine months ended September 30, 2026 and 2025, respectively are from the University of Southern California (USC), where Dr. Chen is a member of the faculty. The total increase of $2,892,875 was primarily due to higher clinical trial expense, principally for the NEO100-01 trial and, to a lesser extent, the NEO212-01, NEO100-02 and NEO100-03 pediatric trials, reflecting:

●	The addition of clinical trial sites for NEO100 and NEO212 clinical trials.

●	The increased drug product manufacturing activity to support ongoing and planned clinical trials.

●	The recruitment for NEO212.

●	The start of the clinical trial for the NEO100-03 pediatric trial.

●	Increased patient recruitment efforts.

●	Data lockdown and analysis activities associated with the NEO100-01 clinical trial.

●	Costs associated with designing the Phase 2a trial for NEO212, including meetings and correspondence with the U.S. Food and Drug Administration (“FDA”) regarding the program’s clinical development pathway.

Research and laboratory expense was substantially unchanged, as the reversal of previously accrued laboratory fees payable to USC during the three months ended September 30, 2026 offset higher research costs, including subcontractor costs incurred by USC under the NIH grants.

Legal and Professional Expenses

Legal and professional expenses were $3,369,139 and $1,754,287 for the nine months ended September 30, 2026 and 2025, respectively. The increase of $1,614,852 was primarily attributable to investment banking advisory fees under the Company’s strategic and capital markets advisory engagement. Additionally, the increase reflected incremental legal fees associated with the preparation and filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, its Registration Statement on Form S-3 and related prospectus supplement, the Second and Third Addenda to the Company’s advisory agreement with AFH Holding & Advisory, LLC, the Series A Convertible Preferred Stock issuance and redemption, and other corporate and securities matters, as well as increased audit fees associated with the Company’s expanded reporting requirements as a public company. These increases were partially offset by costs incurred in 2025 in connection with the Listing.

General and Administrative Expenses

General and administrative expenses were $2,020,888 and $2,736,732 for the nine months ended September 30, 2026 and 2025, respectively. The decrease of $715,844 was primarily due to a reduction in advertising and marketing expense in connection with the Company’s direct public listing, a reduction in D&O insurance premiums, and a reduction in rent, travel, and other costs incurred during the nine months ended September 30, 2025 in connection with a marketing campaign and in pursuit of a strategic partnership in the Middle East, as well as the reversal of previously accrued compensation and credits to general business and insurance expenses during the nine months ended September 30, 2026. This decrease was partially offset by an increase in business development and travel costs during the nine months ended September 30, 2026.

Stock Based Compensation

Stock-based compensation expense, which is a non-cash expense, was $8,651,875 and $25,964,096 for the nine months ended September 30, 2026 and 2025, respectively. Expense for the nine months ended September 30, 2026 primarily resulted from the acceleration of vesting of certain outstanding restricted stock awards approved by the Board of Directors in April 2026, which resulted in the recognition of previously unrecognized compensation expense associated with those awards, in addition to the ongoing recognition of the grant date fair value of restricted stock over the applicable service periods for awards not subject to the acceleration. Stock-based compensation expense for the nine months ended September 30, 2025 included the recognition of expense from the original grant dates of certain restricted stock through the Listing Date that occurred on March 26, 2025, reflecting a cumulative catch-up upon removal of the listing contingency, in addition to amortization of the grant date fair value of those shares of restricted stock over their respective service periods following the Listing Date. Since stock-based compensation is a non-cash item, it does not affect our cash position or our cash used in operating activities.

Advisory Fee

Advisory fee expense, primarily to a related party, was $7,674,520 and $11,737,806 for the nine months ended September 30, 2026 and 2025, respectively. Advisory fee expense for the nine months ended September 30, 2026 consisted primarily of the annual advisory fee to AFH (see Note 4). On June 11, 2026, the Company and AFH entered into a Second Addendum to the Letter of Intent and Advisory Services Agreement, which amends and clarifies the methodology for determining AFH’s annual advisory fee. Under the Second Addendum, effective retroactively to January 1, 2025, AFH is entitled to an annual advisory fee equal to 2.5% of the Company’s fully diluted market capitalization as of December 31 of each fiscal year. On September 16, 2026, the Company and AFH entered into a Third Addendum, which increased the annual advisory fee to 4.0% of the Company’s fully diluted market capitalization, effective January 1, 2025, resulting in a 2025 advisory fee of $7,274,520. As of September 30, 2026, the Company had an outstanding accrued advisory fee – related party balance of $2,727,945 payable to AFH for the unpaid portion of the 2025 advisory fee. Advisory fee expense for the nine months ended September 30, 2025 was substantially comprised of the $11,328,565 fee earned upon the Listing Date on March 26, 2025 in accordance with the AFH advisory agreement then in effect.

Interest and Other Income

Interest and other income was $20,942 and $327,377 for the nine months ended September 30, 2026 and 2025, respectively. Interest and other income for the nine months ended September 30, 2026 and 2025 related primarily to interest earned in our money market account.

Grant Income

Grant income was $624,945 for the nine months ended September 30, 2026. Grant income for the nine months ended September 30, 2026 related to the Company’s two Small Business Technology Transfer (“STTR”) grants from the National Institutes of Health (“NIH”), awarded in August 2025 and September 2025, respectively, pursuant to which the Company’s academic research collaborator at USC serves as subcontractor. The Company recognizes grant income for the gross amount of allowable costs incurred, including subcontractor costs incurred by USC (see Note 11). There was no comparable grant income during the nine months ended September 30, 2025, as no allowable expenses had been incurred under the grants, which were awarded in August 2025 and September 2025.

Amortization of Debt Issuance Costs

Amortization of debt issuance costs was $528,067 and $798,311 for the nine months ended September 30, 2026 and 2025, respectively. Amortization of debt issuance costs in both periods primarily reflected the ongoing amortization of debt issuance costs associated with the warrants issued in connection with the line of credit with HCWG. Amortization for the nine months ended September 30, 2025 also included the amortization of deferred offering costs related to the Equity Purchase Agreement with Mast Hill and debt issuance costs associated with the convertible promissory notes.

Interest Expense

Interest expense was $1,314,502 and $1,227,487 for the nine months ended September 30, 2026 and 2025, respectively. The increase of $87,015 was primarily related to the accretion of the original issue discount on the short-term OID loan through its repayment in January 2026 (see Note 6), interest accrued on the Company’s unremitted restricted stock tax withholding obligations, and accrued interest on litigation settlements. Interest expense for the nine months ended September 30, 2025 related primarily to the $300,000 original issue discount on the short-term related party loan, the accretion of the original issue discount on the convertible promissory notes, and accrued interest for a litigation matter.

Other Income (Expense)

Other expense was $939,879 and $0 for the nine months ended September 30, 2026 and 2025, respectively. Other expense for the nine months ended September 30, 2026 consisted of penalties accrued in connection with the unremitted income tax withholdings on shares of common stock that were withheld from recipients upon the vesting of restricted stock to satisfy the recipients’ tax obligations. As of September 30, 2026, the Company had not remitted such withholding taxes to the applicable taxing authorities, and accordingly the Company has accrued interest recorded in interest expense, and penalties recorded in other income (expense). The accrued interest and penalties are included within accrued restricted stock tax withholding obligations in the condensed consolidated balance sheets.

Change in fair value of derivative liability related to Series A preferred stock

The change in fair value of the derivative liability related to Series A preferred stock was a gain of $1,593,474 and $0 for the nine months ended September 30, 2026 and 2025, respectively. In connection with the issuance of the Company’s Series A Convertible Preferred Stock in June 2026, the Company bifurcated an embedded variable-rate conversion feature as a derivative liability, measured at fair value with changes recognized in the condensed consolidated statements of operations. The derivative liability was recognized at its issuance-date fair value and, on September 14, 2026, in connection with the redemption of all outstanding shares of Series A Convertible Preferred Stock, was remeasured to $0, as the holders’ conversion right could no longer arise, and derecognized (see Note 8). There was no comparable activity during the nine months ended September 30, 2025, as the Series A Preferred Stock was not issued until June 2026.

Gain (Loss) on Change in Fair Value of Derivative Liability

Gain (loss) on change in fair value of derivative liability was a gain of $2,801 and a loss of $380,162 for the nine months ended September 30, 2026 and 2025, respectively. The derivative liability is created from the settlement feature embedded in the Company’s equity line of credit agreement with Mast Hill Fund, LP. Under the agreement, shares of common stock are purchased at a discount due to the five-day settlement period between the commitment date and the issuance date. This discount feature creates a variable settlement mechanism that is required to be accounted for as a derivative liability. The gain (loss) represents the change in fair value of this derivative liability from each draw under the agreement through the corresponding settlement date. The gain for the nine months ended September 30, 2026 related to draws under the Equity Purchase Agreement during the three months ended March 31, 2026. The loss for the nine months ended September 30, 2025 related to draws under the Equity Purchase Agreement in July 2025 and September 2025.

Deemed Dividends

Net loss attributable to common stockholders for the nine months ended September 30, 2026 included deemed dividends of $2,655,996 on the redemption of the Series A Convertible Preferred Stock and $177,930 from the down round adjustment of the exercise price of the warrants issued in the January 2026 PIPE (see Note 8). The deemed dividends are non-cash and have no effect on net loss or total stockholders’ equity.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	For the Nine Months Ended September 30,
	2026	2025	Change
Net cash provided by (used in):
Operating activities	$(16,846,814)	$(16,772,776)	$(74,038)
Financing activities	22,954,427	18,221,108	4,733,319
Net increase in cash and cash equivalents	$6,107,613	$1,448,332	$4,659,281

Operating Activities

During the nine months ended September 30, 2026, net cash used in operating activities was $16,846,814, consisting primarily of our net loss of $27,500,185, offset by stock-based compensation of $8,651,875, accretion of original issue discount on the convertible promissory notes of $714,601, amortization of debt issuance costs of $528,067, amortization of right of use asset of $57,753, amortization of intangible asset of $25,463, transaction costs expensed on the issuance of Series A Convertible Preferred Stock of $127,478, an increase in accrued expense of $1,886,044, an increase in accounts payable of $1,190,168, and an increase in accrued advisory fee of $970,804. These were offset by a gain on change in fair value of derivative liability related to Series A Convertible Preferred Stock of $1,593,474, decreases in accounts payable and accrued expenses – related parties of $608,437, accrued compensation of $255,108 and lease liability of $51,599, an increase in prepaid expenses and other of $828,334, an increase in deferred offering costs of $161,930, and a gain on change in fair value of derivative liability related to the equity line of credit of $2,801.

During the nine months ended September 30, 2025, net cash used in operating activities was $16,772,776, consisting primarily of our net loss of $46,622,106, offset by stock-based compensation of $25,964,096, accretion of original issue discount on the bridge loan – related party of $300,000, accretion of original issue discount on the convertible promissory notes of $820,794, amortization of debt issuance costs of $1,161,311, amortization of right of use asset of $36,461, loss on change in fair value of derivative liability of $380,162, and an increase in accrued advisory fee of $3,675,569. These were offset by a decrease in accounts payable and accrued expenses of $1,657,722, an increase in prepaid expenses and other of $267,160, an increase in other assets of $47,177, a decrease in accrued compensation of $479,775, and a decrease in lease liability of $37,229.

Financing Activities

During the nine months ended September 30, 2026, cash provided by financing activities was $22,954,427, consisting primarily of proceeds from the issuance of common stock and warrants in connection with our PIPE financing of $15,071,783, net proceeds from the Registered Direct Offering of $13,874,916, proceeds from the issuance of Series A Convertible Preferred Stock of $5,000,000, net proceeds from sales of common stock under the ATM Agreement of $1,200,668, and proceeds from sales of common stock under the equity purchase agreement of $663,727, offset by the repayment of the OID loan of $6,666,667, the redemption of the Series A Convertible Preferred Stock for $5,790,000 and payment of issuance costs related to the Series A Convertible Preferred Stock of $400,000.

During the nine months ended September 30, 2025, cash provided by financing activities was $18,221,108 consisting primarily of proceeds from the sale of common stock of $11,324,372, proceeds from the issuance of convertible promissory notes of $4,000,000, proceeds from sales of common stock under the equity purchase agreement of $3,196,736, and proceeds from related party loans of $300,000, offset by repayment of related party loans of $600,000.

Liquidity and Capital Resources

Sources of Liquidity/Going Concern

Since our inception, we have funded our operations through the sale and issuance of common stock and debt financings from related and third parties. Our historical sources of liquidity, including the issuances of common stock under our private placements, sales under the Equity Purchase Agreement with Mast Hill Fund, LP, the line of credit with HCWG, and our convertible debt financings, are described in the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these arrangements during the nine months ended September 30, 2026 except as described below.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since our inception, we have not generated any revenue from product sales or any other sources, except humanitarian use, and we have incurred significant operating losses. We have not yet commercialized any products, and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. As reflected in the accompanying condensed consolidated financial statements, we have incurred recurring net losses since our inception. For the nine months ended September 30, 2026, we incurred a net loss of $27,500,185, and we had an accumulated deficit of $140,254,840 at September 30, 2026. At September 30, 2026, we had cash and cash equivalents totaling $6,166,342. These factors raise substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our strategies. The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In January 2026, the Company entered into the first of a series of related Securities Purchase Agreements providing for the issuance, in one or more closings, of up to an aggregate of 2,222,222 shares of common stock and warrants to purchase up to 2,222,222 shares of common stock at an exercise price of $9.00 per share, for aggregate gross proceeds of up to approximately $16,000,000. During the nine months ended September 30, 2026, we completed closings under four Securities Purchase Agreements for an aggregate of 2,093,305 shares of common stock and warrants to purchase 2,093,305 shares of common stock, resulting in gross proceeds of $15,071,783. The offering of securities under the PIPE Financing terminated on April 30, 2026. During the three months ended September 30, 2026, sales of common stock under the ATM Agreement and the Registered Direct Offering triggered the down-round provision in these warrants, reducing their exercise price to $8.01 per share (see Note 8).

In June 2026, the Company entered into a Securities Purchase Agreement providing for the issuance of shares of Series A Convertible Preferred Stock for aggregate gross proceeds of $5,000,000. During the nine months ended September 30, 2026, the Company completed the closing under the Securities Purchase Agreement, resulting in gross proceeds of $5,000,000 and net proceeds of approximately $4,600,000, after deducting issuance costs of $400,000. On September 14, 2026, the Company redeemed all outstanding shares of Series A Convertible Preferred Stock for $5,790,000 in cash. See Note 8 to the condensed consolidated financial statements for additional information regarding the terms of the Series A Convertible Preferred Stock.

On September 10, 2026, the Company closed a registered direct offering of 2,610,715 shares of common stock, pre-funded warrants to purchase up to 960,715 shares of common stock and warrants to purchase up to 3,571,430 shares of common stock at an exercise price of $4.20 per share, at a combined offering price of $4.20 per share and accompanying warrant, resulting in gross proceeds of approximately $15.0 million and net proceeds of approximately $13.9 million after deducting placement agent fees and other offering costs (see Note 8).

While the proceeds from the PIPE Financing, the Registered Direct Offering, and sales under the ATM Agreement have provided additional liquidity during the nine months ended September 30, 2026, management does not believe these proceeds, together with the Company’s other available resources, are sufficient to fund operations for at least twelve months from the date of issuance of these financial statements, and substantial doubt about the Company’s ability to continue as a going concern therefore remains, as discussed above.

The ability to continue as a going concern is dependent on us raising additional capital and attaining and maintaining profitable operations in the future to meet our obligations and repay our liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. We have the following financing facilities available to us:

●	On October 11, 2024, the Company entered into a Line of Credit Agreement (“the Agreement”) with HCWG for borrowings of up to $10.0 million. No amounts have been borrowed under the facility through September 30, 2026.

●	On April 2, 2026, the Company filed a shelf registration statement on Form S-3, pursuant to which the Company may offer and sell up to $300,000,000 of common stock, preferred stock, debt securities, warrants, and units, from time to time. In connection with the Shelf Registration Statement, the Company entered into an At-the-Market Equity Offering Sales Agreement (the “ATM Agreement”) with BTIG, LLC and A.G.P/Alliance Global Partners, as sales agents, pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $75,000,000, subject to any applicable limits when using Form S-3. During the nine months ended September 30, 2026, the Company sold 258,300 shares of common stock under the ATM Agreement for gross proceeds of $1,238,257 and net proceeds of $1,200,668, and $73,761,743 remained available under the ATM Agreement as of September 30, 2026. The Registered Direct Offering was also completed under the shelf registration statement.

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

We intend to finance our operations over the next 12 months primarily through existing cash balances and the proceeds from the funds available through our Line of Credit Agreement with HCWG and sales under the ATM Agreement, each as described above. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on a number of factors, including:

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

Critical Accounting Estimates

Stock-Based Compensation

We account for stock-based compensation, including restricted stock, in accordance with ASC 718 (Accounting Standards Codification Topic 718, Compensation—Stock Compensation). Shares of restricted stock are measured at fair value on the grant date based on our common stock price and expensed over the vesting period. For awards with performance or market conditions, expense is recognized based on the probability of achievement and may be accelerated. We account for forfeitures as they occur. Changes in stock price, or performance assumptions can materially affect stock-based compensation expenses. Management reviews these assumptions quarterly and updates estimates as necessary. We consider the accounting for restricted stock a critical estimate due to the judgment involved and its material impact on our financial results.

Common Stock Purchase Warrants

We consider the valuation of our common stock purchase warrants a critical accounting estimate. The fair value of the warrants issued in the January 2026 PIPE was determined using a Monte Carlo Simulation model, and the fair value of the RD Warrants was determined using a binomial lattice model and the Black-Scholes model. These models require significant judgment in the selection of key inputs, including expected volatility, expected term, risk-free interest rate, and the fair value of our common stock. Expected volatility is estimated based on the historical volatility of a peer group of guideline public companies, given our limited trading history as a public company. The expected term reflects, among other factors, our assumptions regarding the likelihood and timing of liquidity events. For warrants with down-round protective provisions, additional judgment is required in modeling the timing, probability, and pricing of assumed future financing events that could trigger an adjustment to the warrant exercise price and, when the provision is triggered, in measuring the value of the effect of the adjustment, which is recognized as a deemed dividend. Changes in these assumptions, particularly expected volatility, expected term, and stock price, can materially affect the estimated fair value of our warrants and the allocation of offering proceeds among the securities issued, as well as net loss attributable to common stockholders when a down-round adjustment occurs. Our warrants are classified in equity and are not remeasured after issuance.

Series A Convertible Preferred Stock

We consider the accounting for our Series A Convertible Preferred Stock a critical accounting estimate. Management exercised significant judgment in determining that the Series A Convertible Preferred Stock should be classified as permanent equity under ASC 480, and that the embedded variable-rate conversion feature should be bifurcated and separately accounted for as a derivative liability under ASC 815. The derivative liability was initially recorded at fair value, with subsequent changes in fair value recognized in the condensed consolidated statements of operations until the redemption of the Series A Convertible Preferred Stock on September 14, 2026, when it was remeasured to $0 and derecognized. The fair value of the derivative liability was estimated using a Monte Carlo Simulation model, which required significant judgment in the selection of key inputs, including expected volatility, risk-free interest rate, the probability and timing of conversion events, and the fair value of our common stock. Expected volatility was estimated based on the historical volatility of a peer group of guideline public companies, given our limited trading history as a public company. The redemption resulted in a deemed dividend equal to the excess of the cash paid over the carrying amount of the Series A Convertible Preferred Stock. As no shares of Series A Convertible Preferred Stock remained outstanding at September 30, 2026, these estimates will not affect future periods.

Registered Direct Offering Warrants

We consider the accounting for the Registered Direct Warrants and Pre-Funded Warrants issued in the Registered Direct Offering a critical accounting estimate. Management exercised significant judgment in concluding the Registered Direct Warrants are indexed to our own stock and classified in equity under ASC 815-40, including in evaluating the provisions governing settlement upon a fundamental transaction, under which holders may receive consideration based on the Black-Scholes value of the unexercised Registered Direct Warrants. A conclusion that the Registered Direct Warrants require liability classification would result in their remeasurement to fair value at each reporting date, with changes recognized in our results of operations. The net proceeds of the Registered Direct Offering were allocated between the common stock and the Pre-Funded Warrants and RD Warrants on a relative fair value basis. The fair value of the RD Warrants was determined using a binomial lattice model and the Black-Scholes model, which require significant judgment in the selection of key inputs, including expected volatility, risk-free interest rate, the fair value of our common stock and the likelihood of a fundamental transaction during the term of the warrants. Changes in these assumptions would affect the allocation of proceeds among the securities issued within additional paid-in capital but would not affect our results of operations, as the warrants are classified in equity and are not remeasured after issuance.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and nine months ended September 30, 2026 or 2025.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, and due to the remaining material weaknesses in our internal control over financial reporting related to segregation of duties, entity-level controls over the risk assessment process, controls over information technology over user access and provisioning, and financial controls over complex instruments and related party accruals, as described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2026, we implemented changes to our internal control over financial reporting as part of our plan to remediate the material weaknesses described under “Management’s Report on Internal Control over Financial Reporting.” These changes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and included the following:

●	Segregation of duties - implementation of a manual journal entry approval workflow in NetSuite, invoice approval by the Chief Accounting Officer and payment approval by the Chief Financial Officer, and review and approval of expense reimbursements by the Chief Financial Officer or Chief Accounting Officer;

●	Risk assessment - the formalization of an annual financial statement and enterprise risk assessment reviewed by senior leadership, supported by an entity-level control and COSO mapping framework; and

●	IT user access - the engagement of an information technology controls consultant and the implementation of periodic user access reviews, including provisioning and deprovisioning; and

●	Financial controls over complex instruments and related party accruals - the preparation of technical accounting memoranda by the Chief Accounting Officer for significant and non-routine transactions, the use of third-party valuation specialists for transactions requiring valuation, a quarterly review of related party accruals by the Chief Accounting Officer and Chief Financial Officer, including support for the basis and amount of each related party accrual, and building a month-end process for identification of significant transaction classes.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published consolidated financial statements. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025, management concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to the material weaknesses described therein.

Remediated Material Weaknesses

During the nine months ended September 30, 2026, management completed the implementation of the remediation actions described below for two material weaknesses. Management tested the design and operating effectiveness of the related controls over a sufficient period of time, and concluded, as of September 30, 2026, that the material weaknesses related to the information and communication and monitoring processes and controls over the authorization and tracking of related party transactions have been remediated.

Management has taken the following steps to remediate the material weaknesses described above:

●	expanded our review process for complex securities and related accounting standards, including engaging third-party valuation specialists for complex financial instruments;

●	implemented Oracle NetSuite in April 2026, migrating our accounting records and financial close processes from QuickBooks Online, to enhance the design and operation of controls over our chart of accounts, transaction-level account mapping, and financial reporting processes;

●	established quarterly communication of all significant accounting and related party matters to the Audit Committee; and

●	implemented a formal related party transaction policy requiring the identification of related party transactions, and maintenance of a related party listing reviewed quarterly by management and legal counsel.

Remaining material weaknesses

As of September 30, 2026, the material weaknesses related to segregation of duties, entity-level controls over the risk assessment process, information technology general controls over user access and provisioning, and financial controls over complex instruments and related party accruals have not been fully remediated. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

Management has implemented, or is implementing, the following actions for the remaining material weaknesses:

●	implemented approval workflows in key financial applications to enforce segregation of duties over journal entries, invoice approval, payments and expense reimbursements;

●	engaged an information technology controls consultant to assess and remediate deficiencies in user access management, performed user acceptance and role permissions testing upon implementation of Oracle NetSuite, and implemented a periodic review of user access, including provisioning and deprovisioning, to confirm no user holds conflicting access;

●	formalized an annual financial statement and enterprise risk assessment reviewed by senior leadership, supported by an entity-level control and COSO mapping framework;

●	hired a Chief Accounting Officer in March 2026 with technical accounting expertise, who reviews all significant agreements to determine the appropriate accounting treatment and the need for valuation; and

●	continuing to evaluate additional accounting staff with the requisite experience and training to supplement existing accounting professionals.

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

In 2023, the Company sent notice to OEP indicating their intent to terminate the Agreement with OEP, after which OEP threatened litigation. On February 15, 2024, OEP and the Company entered into a settlement agreement whereas the Company and OEP terminated the Agreement in exchange for a payment in the amount of $4,000,000 payable by the Company to OEP within ten days of the date the Company completes its initial public offering. The settlement agreement provides for interest accruing on the unpaid balance. The Company had a litigation settlement payable of $4,454,521 and $4,170,000 in the accompanying condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively. As of the date of this filing, the Company has not paid the litigation settlement amount.

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

On March 31, 2024, Fox Infused agreed to extend the payment until May 15, 2024 in exchange for an additional $25,000 payable on demand. The Company did not make the payment, and on July 25, 2024, the arbitrator granted interest at the statutory rate of 10% per annum on the unpaid balance commencing May 15, 2024. The Company remained in default through December 31, 2025, with the total obligation, including accrued interest, included in litigation settlement payable in the accompanying condensed consolidated balance sheets at that date. Fox Infused initiated default proceedings against the Company, which resulted in direct and indirect costs to the Company in defending and responding to such proceedings. In February 2026, the Company satisfied this obligation in full by paying the settlement amount plus accrued interest, for a total payment of $737,921. As of September 30, 2026, no remaining liability associated with this settlement was outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended September 30, 2026, the Company issued the following unregistered securities:

In September 2026, the Company issued 45,208 shares of common stock to Anova Enterprises, Inc. in settlement of $250,000 of accounts payable for services rendered.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise specified above, we believe these transactions were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Recent Sales of Registered Securities

None.

Use of Proceeds

Not applicable.

Repurchases

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

None of our directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the three months ended September 30, 2026.

Item 6. Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed on Form 8-K filed by the Registrant on March 27, 2025)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 filed on Form 8-K filed by the Registrant on March 27, 2025)
3.3	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 filed on Form 8-K filed by the Registrant on June 12, 2026)
3.4	Certificate of Elimination of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on September 21, 2026)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
4.2	Fourth Amended & Restated Promissory Note, dated December 4, 2023, by NeOnc Technologies Holdings, Inc. and Holders (incorporated by reference to Exhibit 4.2 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
4.3	Promissory Note, dated October 11, 2024, by NeOnc Technologies Holdings, Inc. and HCWG LLC (incorporated by reference to Exhibit 4.3 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
4.4	Common Stock Purchase Warrant, dated October 11, 2024, by NeOnc Technologies Holdings, Inc. and HCWG LLC (incorporated by reference to Exhibit 4.4 filed with the Registration Statement on Form S-1 filed by the Registrant on January 3, 2025)
4.5	Promissory Note, dated February 25, 2025, by NeOnc Technologies Holdings, Inc. and Amir Heshmatpour (incorporated by reference to Exhibit 4.5 filed with the Registration Statement on Form S-1/A filed by the Registrant on February 26, 2025)
4.6	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on July 22, 2025)
4.7	Form of Warrant (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on January 29, 2026)
4.8	Form of Warrant (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on March 3, 2026)
4.9	Form of Warrant (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on March 23, 2026)
4.10	Form of Warrant (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on April 24, 2026)
4.11	Form of Common Warrant (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on September 10, 2026)
4.12	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 filed with the Form 8-K filed by the Registrant on September 10, 2026)
10.1	Placement Agency Agreement by and between the Company, Roth Capital Partners, LLC, and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on September 10, 2026)
10.2	Form of Securities Purchase Agreement by and among the Company and the Purchasers thereto (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on September 10, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Los Angeles, California, on November 5, 2026.

NEONC TECHNOLOGIES HOLDINGS, INC.

By:	/s/ Amir Heshmatpour
Name:	Amir Heshmatpour
Title:	Chief Executive Officer and President

As required under the Securities Exchange Act of 1934, this Quarterly Report on Form 10-Q has been signed below by the following persons, in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Amir Heshmatpour	Chief Executive Officer	November 5, 2026
Amir Heshmatpour	(Principal Executive Officer)

/s/ Keithly Garnett	Chief Financial Officer	November 5, 2026
Keithly Garnett	(Principal Financial Officer)